Form 10-K
period 2018-12-31
Legacy Housing Corp
filed 2019-04-09
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________   to   ________

Commission file number 001‑38761

Legacy Housing Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	20‑2897516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Airport Freeway, #100 Bedford, Texas	76022

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (817)‑799‑4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value	The NASDAQ Global Market

Securites registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was zero. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2018 have been deemed affiliates.

As of March 27, 2019, the total number of shares outstanding of the registrant’s  common stock was 24,722,936 shares.

Documents Incorporated by Reference: None

PART I

ITEM 1.      BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” "would," "can,"  “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed under “Risk Factors” in our Registration Statement on Form S-1 and those described elsewhere in this Form 10-K and from time to time in future reports that we file with the Securities and Exchange Commission. You should carefully consider the risks and uncertainties described in this Form 10-K.

In this Form 10-K, unless otherwise indicated or the context otherwise requires, “Legacy,” “the Company,” “we,” “us” or “our” refers to Legacy Housing Corporation, a Delaware corporation.

Our Company

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and also sold directly to manufactured home communities. The company was founded in 2005 as a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation and changed our name to Legacy Housing Corporation. Our corporate office is located in Bedford, Texas (between Dallas and Fort Worth). We completed our initial public offering (the “IPO”) in December 2018 and our common stock trades on The NASDAQ Global Market under the symbol “LEGH.”

We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2018. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $95,000. During 2018, we sold 3,950 home sections (which are entire modules or single floors) and in 2017 we sold 3,274 home sections. We commenced operations in 2005 and have experienced strong sales growth and increased our equity holders’ capital at a compound annual growth rate of approximately 28% between 2009 and 2018.  We have experienced steady growth since our inception.

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site‑built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $60,000 and include young and working class families, as well as persons age 55 and older. In 2016, there were approximately 63,799,000 households in the United States with annual household incomes of less than $60,000, representing a majority of all U.S. households, according to the Current Population Survey and 2017 Annual Social and Economic Supplement published by the U.S. Census Bureau.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom‑made homes using quality materials and distributing those homes through our expansive network of independent retailers and company‑owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high‑volume production techniques that allow us to produce approximately 75 home sections, or approximately 62 fully‑completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state‑of‑the‑art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2018, are sold  to consumers, primarily across 15 states through a network of 114 independent retail locations, 12 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 12 company‑owned retail locations, including ten Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. During 2018, approximately 56%  of our manufactured homes were sold in Texas, followed by 13% in Georgia, 11% in Louisiana and 4% in Oklahoma. During 2017, approximately 62% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Colorado, 5% in Oklahoma, and 4% in Louisiana. We plan to deepen our distribution channel by using a portion of the net proceeds from the IPO to expand our company‑owned retail locations in new and existing markets.

We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products which are sold to end‑users through both independent and company‑owned retail locations, and we provide financing solutions to manufactured housing community owners that buy our products for use in their housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales that may not have otherwise occurred without the ability to offer consumer financing.

Corporate Conversion

Prior to January 1, 2018, we were a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation pursuant to a statutory conversion, or the corporate conversion, and changed our name to Legacy Housing Corporation. All of our outstanding partnership interests were converted on a proportional basis into shares of common stock of Legacy Housing Corporation. The conversion qualified as a tax free transaction under Section 351 of the Internal Revenue Code.

Following the corporate conversion, Legacy Housing Corporation continues to hold all of the property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. continue as the debts and obligations of Legacy Housing Corporation. The purpose of the corporate conversion was to reorganize our corporate structure so that the top‑tier entity in our corporate structure, the entity that offered common stock to the public in the IPO,  was a corporation rather than a limited partnership. Except as otherwise noted, the financial statements included in this Form 10-K are those of Legacy Housing Corporation.

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target universe of manufactured home buyers consists of households with total annual income below $60,000 which comprised a majority of total U.S. households in 2016. We believe our target U.S. age groups consist of young families between the ages of 20‑39 and persons age 50 and older. These age groups have grown significantly since 2007. The comparatively low all‑in cost of fully‑equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all‑in average sales price per square foot difference between a new manufactured home and a new site‑built home (excluding land).

Average Price per Square Foot Comparison

Source:  U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Population Growth from 2007 to 2017

Source:  U.S. Census Bureau.

Manufactured homes are an attractive alternative for consumers as new single‑family home prices continue to rise at a rapid rate. As shown in the chart below, the average sale price for new single‑family homes (including the land on which they were built) increased approximately 42% since 2009 while the annual average sale price of manufactured homes increased 14% during that time period.

Average Sale Price Comparison

Source:  U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Additionally, innovative engineering and design, as well as efficient production techniques, including the advent and development of the “tiny house” market, continue to position manufactured homes as a viable housing alternative. Demand for high‑quality affordable housing below $150,000 has also been driven by increasing rental rates for housing, higher prices for site‑built homes, decreasing percentages of home ownership among portions of the U.S. population and stagnant U.S. wage growth.

Percentage of New Houses Sold Under $150,000

Source:  U.S. Census Bureau.

In 2017, the manufactured housing industry shipped 92,891 manufactured homes according to data published by the U.S. Census Bureau, the Institute for Building Technology and Safety (“IBTS”) and the Manufactured Housing Institute (“MHI”). Total annualized manufactured home shipments during the first half of 2018 increased to approximately 102,000, which remains well below the average annual shipments totaling approximately 350,000 between 1994 and 1999.

Manufactured Home Shipments vs. Total Completed Housing

Source:  U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

•

Quality and Variety of Housing Designs.  Based on more than 60 combined years of industry experience, our co‑founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.‑based manufacturing facilities. By utilizing an assembly‑line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and, are on average producing approximately 75 home sections, or 62 fully‑completed homes depending on product mix, in total per week. We utilize local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, among others, fireplaces, central air conditioning, overhead heat ducts, stipple‑textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, our homes have vaulted ceilings in every room, have numerous proprietary advantages such as our copyrighted “furniture friendly” floor plans and, in most cases, are wider, have taller ceilings and a steeper roof pitch than our competitors’ products. Taken together, we believe our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration allows us the ability to respond quickly to our customers’ needs and modify designs during the construction process.

•

Manufacturing Facilities Strategically Located Near Customers in Key Markets.  Our three manufacturing facilities are strategically located to allow us to serve our 114 independent and 12 company‑owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 1,133 homes in 2018 and 1,073 homes in 2017, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 987 homes in 2018 and 1,077 homes in 2017, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 1,000 homes in 2018 and 744 homes in 2017. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes. We currently have approximately 35 company‑owned trucks, which transported approximately 35% of our production during 2018 to manufactured home communities and our company-owned retail locations.

•

Expansive and Growing Distribution Network.  We distribute our products primarily in the southern United States through a network of independent retail locations, company‑owned retail locations and direct sales to owners of manufactured home communities. Our first company‑owned retail location opened in June 2016 and we plan to significantly expand our company‑owned retail footprint over the next two years. Increasing the mix of company‑owned locations allows us to improve the customer experience through all the steps of the buying process, from manufacturing and design to sales, financing and customer service. We believe our company‑owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

•

Competitive Production Strategies and Direct Sourcing.  We develop and maintain the resources necessary to efficiently build custom homes that incorporate unique and varied customer‑requested features. We are constantly seeking ways in which to directly source materials to be used in the manufacturing process, which allows us to ensure the materials are of high‑quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line. When these custom homes are sold through company‑owned retail stores, we expect to capture higher gross margins.

•

Available Financing for our Customers.  Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products sold to end‑users through both independent and our company‑owned retail locations, and we provide financing to community owners that buy our products for use in their rental housing communities. Our company has been providing floor plan financing to our independent retailers since our formation and we now have more than 75 independent retailers using our consignment solution. We now have more than 3,000 customers that purchased their homes utilizing our retail financing  solutions. The average interest rates of our retail financing loans was approximately 14.0% at December 31, 2018 and approximately 13.9% at December 31, 2017. The repossession rates for our retail financing loans, measured by units, was approximately 2.3% and 2.6% for 2018 and 2017, respectively.

•

Support for Owners of Manufactured Home Communities.  We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 8% to 12%. For the years ended December 31, 2018 and 2017, we had provided additional loans to owners of manufactured home communities for lot development purposes with a total amount outstanding of $1,077,000 and $2,032,000, respectively. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.

•

Strong Alignment of Interests through Co‑Founders’ Ownership.  We believe that a strong alignment of interests with stockholders and investors exists through the ownership of a significant percentage of our outstanding shares by our co-founders, Curtis D. Hodgson (executive Chairman of the Board) and Kenneth E. Shipley  (President and Chief Executive Officer).  Messrs. Hodgson and Shipley acquired their ownership in 2005 when they founded the company and have not sold any of their shares to date. Each individual has and continues to receive a minimal annual salary ($50,000). By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe the combination of these characteristics has promoted long‑term planning, an enhanced culture among our customers, strategic partners and employees, and ultimately the creation of value for our investors.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 13 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct‑to‑consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

•

Broaden and Deepen Our Retail Presence in Key Geographic Areas.  As of December 31, 2018, we distribute our products primarily across 15 states through a combination of 12 company‑owned retail locations and 114 independent retail locations. We believe that a more robust network of company‑owned retail locations will allow us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company‑owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins due to our ability to select critical markets and develop highly‑trained sales representatives who possess a deep understanding of our business and customer needs.

•

Expand Financing Solutions for Our Customers.  We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which act as additional drivers of net income for us. During the years ended December 31, 2018 and 2017, we financed approximately 37% and 38% of the homes we sold to consumers, respectively. We intend to expand financing solutions to manufactured housing community‑owner customers, in a manner than includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.

•

Continue to Focus on Innovation and Customization for Core Customer Groups.  Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.

•

Seek Additional Agreements with Owners of Manufactured Home Communities.  Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We believe there are significant growth opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and for financing bulk purchases of those homes by community owners.

•

Pursue Selective Acquisitions.  We seek to grow through selective acquisitions of existing manufactured home retailers in both existing markets and new markets that exhibit strong and reliable long‑term fundamentals.  We also regularly evaluate opportunities related to our affordable housing business in our geographic markets. In April 2018, we acquired approximately 420 acres of raw land located near Austin, Texas for $4.2 million. In November 2018, we acquired approximately 69 acres of raw land located near Adkins, Texas for $0.8 million. We are in the process of securing the required approvals to develop manufactured housing communities on the land. We expect to begin development of the communities in the first half of 2019. We will continue to evaluate opportunities to develop, or to provide financing to third party developers of, additional manufactured housing communities in order to provide locations for manufactured homes for our customers.

We have experienced substantial year‑over‑year growth in the equity holders’ value of our company, as illustrated from 2009 to 2018 below. We believe our future business growth will be facilitated by the fact that we have already established our company as one of the nation’s leading providers of manufactured homes.

Equity Holders’ Capital—End of Years 2009 - 2018

Our Products

Overview.  We are the fourth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2018. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately‑owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

Manufacturing and Quality Design.  We utilize local market research to design homes that meet the specific requirements of our customers and our homes are designed after extensive field research and consumer feedback. We frequently introduce new floor plans, decor, exterior design, features and accessories to appeal to changing consumer trends and we offer an assortment of customizations to match each customer’s individual tastes. Each home typically contains a living room, dining area, kitchen, 1 to 5 bedrooms and 1 to 3 1/2 bathrooms, and each home can be customized to include certain features including, among others, fireplaces, central air conditioning, overhead heat ducts, stipple‑textured ceilings, decorative wood grain vinyl floors, wood cabinetry and energy conservation elements.

The manufactured homes we build are constructed in accordance with the construction and safety standards of HUD. Our Texas factories are certified to build homes according to the Texas Industrialized Housing and Buildings law (known as the Texas Modular Code) and our Georgia factory is certified to build homes according to Georgia state construction codes. In addition to traditional manufactured homes, we offer a diverse assortment of tiny houses, which are recreational structures between 320 and 400 square feet in size that are used as temporary dwellings, can be pulled by a pick‑up truck and are generally aesthetically similar to larger homes. Our tiny houses are built in a variety of models and floor plans and typically range from 1 to 3 bedrooms with 1 to 2 bathrooms. Tiny houses do not need to be built to HUD standards.

Manufacturing Process.  Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high‑volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time and at a lower cost per‑square‑foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31,  2018 and 2017, we sold 3,950 and 3,274 home sections, including 245 and 366 tiny houses, respectively.

Manufacturing Facilities.  We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8‑ to 9‑hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days.  For the year ended December 31, 2018, we produced, on average, approximately 75 home sections per week, or 62 fully‑completed homes, compared to approximately 70 home sections per week, or 58 fully‑completed homes depending on product mix, for the year ended December 31, 2017.

Raw Materials and Suppliers.  The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third‑party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We intend to continue seeking greater direct sourcing of materials from original manufacturers. This will allow us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. We have not previously experienced any material difficulty in obtaining key materials in adequate quantity or quality.

Warranties.  We provide the retail home buyer with a one‑year limited warranty from the date of purchase covering defects in material or workmanship in home structure, plumbing and electrical systems. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and similar items are warranted by their original manufacturer for various lengths of time. At this time, we do not provide any warranties with respect to tiny houses.

Backlog.  As of December 31, 2018, we had a backlog of orders of approximately 416 home sections totaling $13.3 million. Our backlog figure is calculated based on purchase orders received from retailers; however, retailers may cancel purchase orders prior to production without penalty. After production of a particular home has commenced, the purchase order becomes non‑cancelable and the retailer is obligated to take delivery of the home. Accordingly, until production of a particular home has commenced, our order backlog should not necessarily be construed as representing firm orders or as net sales until actually earned. Therefore, management does not view backlog as a key performance indicator and this information is primarily tracked by management for internal review purposes.

Distribution

As of December 31, 2018, we distribute our manufactured homes primarily across 15 states through a network of 114 independent retail locations, 12 company‑owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets. During the years ended December 31, 2018 and 2017, no independent retailer accounted for 10% or more of our manufacturing sales.

Below is a list of the states in which we sold most of our manufactured homes and the approximate percentage of those sales to our total product sales:

	% of 2018	% of 2017
	Total	Total
Location	Net Sales	Net Sales
Texas	56%	62%
Georgia	13%	8%
Louisiana	11%	4%
Oklahoma	4%	5%
Colorado	2%	8%

In 2018 and 2017, we also sold homes in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, North Carolina, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin and West Virginia. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet‑based marketing assistance. We believe we have the most comprehensive printed catalog of manufactured housing products in the industry.

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our consignment arrangements. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third‑party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory. The maximum amount of our contingent obligations under such repurchase agreements was approximately $2,186,000 and $1,765,000 as of December 31, 2018 and 2017, respectively, without reduction for the resale value of the homes.

Approximately 67% of our 2018 product sales were attributable to our independent retail distributors, 9% to our company‑owned retail locations and 24% to direct sales to owners of manufactured housing communities. Approximately 73% of our 2017 product sales were attributable to our independent retail distributors, 6% to our company‑owned retail locations and 21% directly to owners of manufactured housing communities.

In addition to our expansive independent retailer channel, we have attractive growth opportunities to expand our company‑owned locations. As of December 31, 2018, we operate 12 company‑owned retail locations. Our company‑owned locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company‑owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

Sales and Marketing

Our corporate marketing efforts focus on increasing our brand awareness and communicating our commitment to quality along with the many other competitive advantages our company offers. Our marketing strategy is to offer several lines of manufactured homes that appeal to a wide range of home buyers, continually elevate awareness of our brand and generate demand for our products. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through various strategic partnerships. We maintain our website at www.legacyhousingcorp.com. We intend to hire additional sales and marketing personnel and increase our spending on sales, marketing and promotion in connection with the continued development of our company‑owned retail locations.

Our sales and marketing strategy focuses on households with annual incomes of less than $60,000 which includes young families, working class families and persons age 50 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man‑camp housing. Additionally, we continue to be well‑positioned to react to any increase in demand for affordable, quickly‑delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the years ended December 31, 2018 and 2017, no single customer accounted for more than 10% of our net sales.

Financing Solutions for Our Customers

We offer three types of financing solutions:

•	Floor Plan Financing. We provide floor plan or wholesale financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us.
•	Consumer Financing. We provide consumer financing for our products sold to end‑users through both independent and our company‑owned retail locations.
•	Manufactured Housing Community Financing. We provide financing to community owners that buy our products for use in their rental housing communities.

Overview of Consumer and MHP Financing Options as of December 31, 2018

($ in thousands)

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans	or Monthly Fee	Term
Consumer Financing	$101,049	2,868	14% average contractual rate	137 months
MHP Community Financing	$57,935	346	Typically prime rate + 4.0% with 8% floor	82 months

We also offer inventory floor plan financing to retailers that takes the form of a consignment arrangement. As of December 31, 2018, we had $28,373,000 of inventory under consignment to our retailers.

Three Types of Financing.  Offering financing solutions to our dealers and customers generally improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which acts as an additional driver of net income for us.

Floor Plan Financing.  We provide floor plan or wholesale financing for most of our independent retailers for products we manufacture and for pre‑owned products. This wholesale financing is a consignment from us to our independent retailers. The retailers pay their own freight and pay us a monthly fee ranging from 0.5% to 1.4% per month of the wholesale invoice amount of the home. They are also obligated to pay $1,000 toward the invoice amount each year after the consignment with the first $1,000 reduction due one year following consignment. During 2018, we collected $98,000 from the independent retailers. Upon sale, the independent retailer is obligated to pay us the invoice amount, less any prepaid reductions, prior to moving the home away from their retail location. If they provide certain documentation to us, we allow them to move the home to their customer’s location and we notify the customer’s lending source to pay us the amount due upon funding of the loan. We have proprietary technology that we install in each consigned home that gives us the ability to determine if any consigned home has been moved from the retail location without permission. The independent dealer is free to terminate the consignment agreement by giving us 90‑days’ advance notice if it is current on all its obligations to us. Our wholesale consignment contracts allow us to defer income recognition until we are paid in full. For the years ended December 31, 2018 and 2017, we recorded consignment sales  of $50,133,000 and $46,986,000, respectively. Consignment sales are recorded when a house under one of our consignment agreements is sold to the end consumer.

Certain of our wholesale factory‑built housing sales to independent retailers are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which is typically 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under our repurchase agreements (without reduction for the resale value of the homes) as of December 31, 2018 was $2,186,000. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. We carry no reserve for this contingent liability.

Consumer Financing.  Sales of factory‑built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory‑built housing industry: (i) chattel or personal property loans, for purchasers of a home without any underlying land involved (generally HUD code homes), (ii) non‑conforming mortgages for purchasers of a home and the land on which the home is placed, and (iii) conforming mortgage loans which comply with the requirements of the Federal Housing Administration (“FHA”), Veterans Affairs or GSE loans. At the present time, we currently offer only chattel loans. As our own network of company‑owned retail centers becomes a larger share of our production, we will be able to couple our consumer‑financing solutions with increased levels of anticipated sales from our own centers.

We provide retail consumer financing to consumers who purchase our full‑size manufactured homes and tiny houses and dealer incentive arrangements to encourage independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer 80% of the retailer’s gross margin through these consignment arrangements and we retain 20% of the retail gross margins in the consignment portfolio. We transfer the consigned value of the home to the consignment portfolio as our contribution to the consignment arrangement. The retailer is obligated to remarket any repossessions associated with consignment transactions, and obtain 90% of the outstanding balance on the home at the time of repossession. We charge each dealer in the consignment arrangement fees for servicing the loans and receive a preferred return of 10% to 12% per annum for amounts we invest. Upon payback of our contribution, fees and preferred returns, we split the remaining balance with the independent retailer according to a negotiated formula which is accounted for as the dealer incentive liability. As of December 31, 2018, we owned 2,868 retail consumer loans with an average principal balance of $35,000. Our average remaining term on these loans as of December 31, 2018 was 137 months and the average percentage rate (APR) of interest was 14%. Our average loan‑to‑value (“LTV”) at the time of loan origination, which is based on the gross sales price to the borrower, was 82% for the consumer financing portfolio as of December 31, 2018. We have not financed, and have no current plans to finance, new homes manufactured by our competitors in the ordinary course of our business.

All loan applications go through an underwriting process conducted at our corporate headquarters to evaluate credit risk that takes into account numerous factors including the down payment, FICO score, monthly income, and total housing payment coverage of the borrower. The interest rates on approved loans are determined by a buyer’s credit score and down payment amount. We use payment history to monitor the credit quality of the consumer loans on an ongoing basis.

Manufactured Housing Community Financing.  We provide financing to owners of manufactured housing communities for our products that they buy in order to rent to their residents. These loans generally have a ten‑year term and bear interest at the prime rate plus 4%, with a floor and a ceiling. Down payments, delivery expenses and installation expenses are negotiated on a case‑by‑case basis. As of December 31, 2018 and 2017, loans outstanding from manufactured home communities totaled $57,935,000 and $49,500,000, which comprised 346 and 365 loans, respectively. Our average remaining term on these loans as of December 31, 2018 and 2017 was approximately seven years.

We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 8% to 12%. For the year ended December 31, 2018, we originated loans to owners of manufactured home communities for lot development purpose with a total amount outstanding of $1,077,000.

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail and wholesale consumer financing. We compete with other producers of manufactured homes and new producers continue to enter the market. We also compete with companies offering for sale homes repossessed from wholesalers or consumers and we compete with new and existing site‑built homes, as well as apartments, townhouses and condominiums.

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Skyline Champion Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 15 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies. We are the country’s fourth largest producer of manufactured homes. Accordingly, we believe we have a significant opportunity to expand in this industry by effectively growing our market share.

Among lenders to manufactured home buyers, there are significant competitors including national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks such as 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc., Berkshire Hathaway, Inc., Triad Finance Corporation and CU Factory Built Lending, LP. Certain of these competitors are larger than us and have access to substantially more capital and cost efficiencies.

Protection of Proprietary Technology

We rely on a combination of copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary information, technology and brands. We protect our proprietary information and technology, in part, by requiring certain of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also may enter into non‑disclosure and invention assignment agreements with certain of our technical consultants to protect our confidential and proprietary information and technology. We cannot assure you that our confidentiality agreements with our employees and consultants will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach of these agreements, or that our trade secrets and other proprietary information and technology will not be disclosed or will otherwise be protected.

Our intellectual property includes copyrights issued by the U.S. Copyright Office for many of our floor plans. We are not currently aware of any claims of infringement or other challenges to our intellectual property rights.

Government Regulation

General.  Our company operates in a regulated industry, and there are many federal, state and local laws, codes and regulations that impact our business. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. Although we believe that our operations are in substantial compliance with the requirements of all applicable laws and regulations, we are unable to predict the ultimate cost of compliance with all applicable laws and enforcement policies.

Federal Manufactured Homes Regulations.  Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, and the regulations issued under such act by HUD. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Our Texas manufacturing facilities, and the plans and specifications of the HUD‑compliant homes they produce, have been approved by a HUD‑certified inspection agency. Further, an independent HUD‑certified third‑party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Manufactured homes are typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde‑associated risks. The Environmental Protection Agency (“EPA”) and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.

Transportation and Zoning Regulations.  The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Our manufactured homes (including our tiny houses) are also subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately‑owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations which must be complied with by the retailer or other person installing the home.

Warranty Regulations.  Certain warranties we issue may be subject to the Magnuson‑Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on consumer products. For example, warranties that are subject to the act must be included in a single easy‑to‑read document that is generally made available prior to purchase. The act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

Financial Services Regulations.  A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act and Regulation Z promulgated under that act require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated under that act prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated under that act require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. Installment sales contracts, direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. The American Housing Rescue and Foreclosure Prevention Act provides assistance for the housing industry, including manufactured homes, including, among other things, increased loan limits for chattel (home‑only Title I) loans. Recent FHA guidelines provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. The Secure and Fair Enforcement for Mortgage Licensing Act established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators (“MLOs”). Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes, including negotiating rates and the terms for their loans. Under the act, however, these activities are prohibited unless performed by a registered or licensed MLO. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents. Regulation C of the Home Mortgage Disclosure Act, among other things, requires certain financial institutions, including non‑depository institutions, to collect, record, report and disclose information about their mortgage lending activity, which is used to identify potential discriminatory lending patterns and enforce anti‑discrimination statutes.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act was passed into law and established the Consumer Financial Protection Bureau (“CFPB”) regulates consumer financial products and services. Certain CFPB mortgage finance rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans secured by manufactured homes. These rules, among other things, define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers’ ability to repay, outline conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers and establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. While many manufactured homes are financed with agency‑conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, particularly chattel loans and non‑conforming land‑home loans, fall outside such safe harbors. Additionally, the CFPB rules, among other things, amended the Truth‑in‑Lending Act and the Real Estate Settlement Procedures Act by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”) and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed “High Cost Mortgages” and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under these rules and while some lenders may offer loans that are deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering such loans to borrowers or be reluctant to enter into loans subject to the provisions of HOEPA. Additionally, certain CFPB rules apply to appraisals on principal residences securing higher‑priced mortgage loans. Certain loans secured by manufactured homes, primarily chattel loans, could be considered higher‑priced mortgage loans. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. Compliance with the regulations may constrain lenders’ ability to profitably price certain loans or may cause lenders to incur additional costs to implement new processes, procedures, controls and infrastructure and may cause some lenders to curtail underwriting certain loans altogether. Furthermore, some investors may be reluctant to participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure necessary financing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Dodd‑Frank Reform Act”) was signed into law. The Dodd‑Frank Reform Act revises portions of the Dodd‑Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing retailers can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This will enable buyers to more easily find access to financing and make the overall home buying experience smoother.

On January 25, 2018, HUD announced a top‑to‑bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. If certain changes are made, our company may be able to more effectively serve buyers of affordable homes.

In 2017, our lead lender required an extensive review of our retail installment contract and associated procedures, which we use as part of our consumer financing solutions strategy. Based on that review, we improved certain elements of the language used in our contracts, and modified certain aspects of our practices. Although we believe there are no material compliance issues with our forms and procedures, we are subject to the federal and other regulations described above.

Seasonality

Generally, we experience higher sales volume during the months of March through October. Our sales are generally slower during the winter months, and shipments can be delayed in certain geographic market areas that we serve which experience harsh weather conditions.

Employees

As of December 31, 2018, we had approximately 800 employees. Of our employees, approximately 700 individuals are hourly employees and approximately 100 individuals are salaried employees. Our employees are currently not represented by any collective bargaining unit. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Fort Worth, TX	2005	Owned	96,880
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Leased	388,000
Retail Locations
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Jennings, LA	2017	Leased	2,432
Minden, LA	2017	Leased	2,369
Mobile, AL	2017	Leased	1,700
Mt. Pleasant, TX	2016	Leased	1,792
Greenville, TX	2016	Owned	1,256
Gainesville, TX	2017	Owned	2,240
Oklahoma City, OK	2016	Owned	2,100
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	5,398
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We currently lease our facility in Eatonton, Georgia from the Putnam Development Authority pursuant to a lease that has been renewed until December 1, 2021. In December 2016, we entered into a payment in lieu of taxes (“PILOT”) arrangement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT arrangement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements of our Georgia plant (the “Project”). As part of the PILOT arrangement, the Putnam County Development Authority provided us with a credit facility for up to $10 million that can be drawn upon to fund Project improvements and capital expenditures as defined in the credit facility. If funds are drawn, we would pay transaction costs and debt service payments. The credit facility requires interest payments of 6.0% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The credit facility is collateralized by the assets of the Project. As of December 31, 2018, we had not drawn down on this credit facility.

We currently operate 12 retail locations. Each retail location sits on approximately five to seven acres of land. We lease nine of the 12 retail locations we operate in the business, pursuant to leases expiring from 2020 to 2028. Total rent expense for the years ended December 31, 2018 and 2017 was $542,000 and $340,000, respectively.

ITEM 3.     LEGAL PROCEEDINGS.

We are party to certain legal proceedings that have arisen in the ordinary course of our business and are incidental to our business. Certain of the claims pending against us allege, among other things, breach of contract, breach of express and implied warranties, construction defects, deceptive trade practices, unfair insurance practices, product liability and personal injury. Although litigation is inherently uncertain, and we believe we are insured against many such instances, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our company’s financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our financial position, liquidity or results of operations in any future reporting periods.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of March 27, 2019, there were 15 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2018 or 2017. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Form 10-K.

ITEM 6.      SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-K. It contains forward‑looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward‑looking statements as a result of various factors, including those discussed in this Form 10-K and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.”

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2018. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $95,000. During 2018, we sold 3,950 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2017, we sold 3,274 home sections. We commenced operations in 2005 and have experienced strong sales growth and increased our equity holders’ capital at a compound annual growth rate of approximately 28% between 2009 and 2018.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Company supports the others. For example, the sale of manufactured homes includes providing transportation and consignment arrangements with dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision‑maker, the Executive Chairman of the Board, are based upon analyses of our company as one segment or unit.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom‑made homes using quality materials and distributing those homes through our expansive network of independent retailers and company‑owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high‑volume production techniques that allow us to produce, on average, approximately 75 home sections, or 62 fully‑completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state‑of‑the‑art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 114 independent retail locations, 12 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 12 company‑owned retail locations, including ten Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During 2018, approximately 56% of our manufactured homes were sold in Texas, followed by 13% in Georgia, 11% in Louisiana, and 4% in Oklahoma. During 2017, 62% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Colorado, 5% in Oklahoma, and 4% in Louisiana. We plan to deepen our distribution channel by using a portion of the net proceeds from the IPO to expand our company‑owned retail locations in new and existing markets.

We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products which are sold to end‑users through both independent and company‑owned retail locations, and we provide financing solutions to manufactured housing community owners that buy our products for use in their manufactured housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

•

Consistent with our long‑term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $1,000,000 and $2,000,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We expect to open 8 to 12 additional retail centers by the end of 2020.

•	We also expect to provide financing solutions to a select group of our manufactured housing community‑owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.

•

Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following accounting policies are critical to our operating results or may affect significant judgments and estimates used in the preparation of our financial statements.

Allowance for Loan Losses—Consumer Loan Receivable

The allowance for loan losses reflects management’s estimate of losses inherent in the consumer loans that may be uncollectible based upon review and evaluation of the consumer loan portfolio as of the date of the balance sheet. A reserve is calculated after giving consideration to, among other things, the loan characteristics, including the financial condition of borrowers, the value and liquidity of collateral, delinquency and historical loss experience.

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. Our calculation of the general reserve considers the historical loss rate for the last three years, adjusted for the estimated loss discovery period and any qualitative factors both internal and external to our company. Specific reserves are determined based on probable losses on specific classified impaired loans.

Our policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data and performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current.

Impaired loans are those loans where it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. A loan is generally deemed impaired if it is  more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. We used certain factors to determine to the value of the underlying collateral for impaired loans. These factors were: (1) the length of time the unit was unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts will reduce the value; (4) units located on private property present additional value loss because it tends to be more expensive to remove units from private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location and size, including market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers net of allowance for loan losses.  We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history.  We establish an allowance reserve composed of specific and general reserve amounts that are deemed to be uncollectible. Historically we have not experienced any losses on the MHP Notes.

Inventories

Inventories consist of raw materials, work‑in‑process, and finished goods and are stated at the lower of cost or net realizable value. Raw materials cost approximates the first‑in first‑out method. Finished goods and work‑in‑process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory.

We evaluate inventory based on historical experience to estimate our inventory not expected to be sold in less than a year. We classify our inventory not expected to be sold in one year as non‑current.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated using the straight‑line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 30 to 39 years; vehicles, 5 years; machinery and equipment, 7 years; and furniture and fixtures, 7 years. Repair and maintenance charges are expensed as incurred. Expenditures for major renewals or betterments which extend the useful lives of existing property, plant, and equipment are capitalized and depreciated. We periodically evaluate the carrying value of long‑lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long‑lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long‑lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long‑lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Revenue Recognition

Direct Sales

Revenue from homes sold to independent retailers that are not financed and not under a consignment arrangement are generally recognized upon execution of a sales contract and when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. These types of homes are generally either paid for prior to shipment or floor plan financed through a third party lender by the independent retailer through standard industry arrangements, which can include repurchase agreements.

Commercial Sales

Revenue from homes sold to mobile home parks under commercial loan programs involving funds provided by our company is recognized when the home is shipped, at which time title passes to the customer and a sales and financing contract is executed, down payment received, and collectability is reasonably assured.

Consignment Sales

We provide floor plan financing for independent retailers, which takes the form of a consignment arrangement. Sales under a consignment agreement are recognized as revenue when we enter into a sales contract and receive full payment for cash sales, and title passes; or, upon execution of a sales and financing contract, with a down payment received from and upon delivery of the home to the final individual customer, at which time title passes and collectability is reasonably assured. For homes sold to customers through independent retailers under consignment arrangements and financed by us, a percentage of profit is paid to the independent retailer up front as a commission for sale and also reimburses certain direct expenses incurred by the independent retailer for each transaction. Such payments are recorded as cost of product sales in our statement of operations.

Retail Store Sales

Revenue from direct retail sales through company‑owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, and payment received, the home is delivered at the customer’s site, title has transferred, and collection is reasonably assured. Retail sales financed by us are recognized as revenue upon the execution of a sales and financing contract with a down payment received and upon delivery of the home to the final customer, at which time title passes and collectability is reasonably assured.

Revenue is recognized net of sales taxes.

Product Warranties

We provide retail home buyers with a one‑year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and warranty liability balance is included as part of accrued liabilities in our balance sheet.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-K.

Comparison of Years ended December 31, 2018 and 2017 (in thousands)

	Year ended
	December 31,
	2018	2017	$ change	% change
Net revenue:
Product sales	$139,165	$109,750	$29,415	26.8%
Consumer and MHP loans interest	18,759	15,647	3,112	19.9%
Other	3,953	3,339	614	18.4%
Total net revenue	161,877	128,736	33,141	25.7%
Operating expenses:
Cost of product sales	107,231	82,498	24,733	30.0%
Selling, general administrative expenses	21,017	17,105	3,912	22.9%
Dealer incentive	829	1,038	(209)	(20.1)%
Income from operations	32,800	28,095	4,705	16.7%
Other income (expense)
Non‑operating interest income	190	272	(82)	(30.1)%
Miscellaneous, net	162	149	13	8.7%
Interest expense	(2,507)	(2,044)	(463)	22.7%
Total other	(2,155)	(1,623)	(532)	32.8%
Income before income tax expense	30,645	26,472	4,173	15.8%
Income tax expense	(9,132)	(124)	(9,008)	7,264.5%
Net income	$21,513	$26,348	$(4,835)	(18.4)%
Pro forma information:
Net income		$26,348
Pro forma provision for income taxes		(9,448)
Pro forma net income		$16,900

We were a partnership in 2017 and, therefore a pass‑through entity with respect to taxes. However, the pro forma tax provision for 2017 reflects pro forma income tax expense of $9.4 million and pro forma net income of $16.9 million as if we had been taxed as a corporation in 2017.

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $29.4 million, or 26.8%, in 2018 as compared to 2017.  This change was driven by a 17.0% increase in volume of homes sold, as well as a series of price increases. Direct sales, including sales as a subcontractor operating under a contract with FEMA to provide housing for victims of Hurricane Harvey, increased $15.0 million to $33.6 million in 2018 from $18.6 million in 2017. Commercial sales increased $10.0 million to $33.1 million in 2018 from $23.1 million in 2017. Likewise, our company‑owned retail stores sales increased $2.8 million to $13.2 million in 2018 from $10.4 million in 2017.  The remaining increase of $1.6 million is primarily related to sales of used product and miscellaneous parts.

Net revenue attributable to our factory‑built housing consisted of the following in 2018 and 2017:

	Year Ended
	December 31,
	(in thousands)
	2018	2017	$ Change	% Change
Net revenue:
Products sold	$139,165	$109,750	$29,415	26.8%
Total products sold	3,392	2,900	492	17.0%
Net revenue per product sold	$41,027	$37,845	$3,183	8.4%

In 2018, our net revenue per product sold increased in part because of increased sales to manufactured home communities and increased sales through our company‑owned stores, all of which carry higher margins. In addition, there were multiple price increases to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. Additionally, sales and production volumes increased, driven by greater demand for our products.

Consumer and MHP loans interest income grew $3.1 million, or 19.9%, in 2018 as compared to 2017 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between December 31, 2018 and December 31, 2017 our consumer loan portfolio increased by $10.5 million and the MHP Note portfolio increased by $8.4 million, primarily as a result of our increase in products sold during 2018.  In addition, other revenue increased $0.6 million and is primarily related to a  $0.4 million increase in consignment fees and a  $0.2 increase in other miscellaneous income.

The cost of product sales increased $24.7 million, or 30.0%, in 2018 as compared to 2017.  These additional costs were primarily related to the production of a greater volume of homes in 2018, increased material costs and the continued and expanded operations of our company‑owned stores.

Selling, general and administrative expenses increased $3.9 million, or 22.9%, in 2018 as compared to 2017.  This increase was primarily due to increased operations of our company‑owned retail lots, the opening of a corporate office in Bedford, Texas and a sales office in Norcross, Georgia and non-capitalizable costs related to our IPO. In addition, dealer incentive expense decreased $0.2 million, or 20.1% in 2018 as compared to 2017. This decrease was the result of our decline in consignment sales.

Other income (expense), net was a loss of $2.2 million in 2018, as compared to a loss of $1.6 million in 2017.  This additional expense was primarily due to an increase in interest rates and an increase of $8.7 million in our average borrowings outstanding on our lines of credit prior to the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed aginst our lines of credit.

Income tax expense for 2018 was $9.1 million compared to $0.1 million for 2017. This increase in tax expense was primarily due to a structural change of our tax status from a partnership to a subchapter C corporation subject to federal income tax. The change in tax status required the recognition of a deferred tax liability between the historical cost basis and tax basis of our assets and liabilities. The resulting net deferred tax liability was recorded as a one‑time income tax expense of $2.1 million. Our effective tax rate was 29.8% for the year ended December 31, 2018. The effective tax rate, before the net impact of discrete items relating to net deferred tax expense associated with the corporate reorganization, was 23.1% and differs from the statutory rate of 21% due to state income taxes and other permanent differences between book and tax accounting.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash and cash equivalents at December 31, 2018, together with cash flow from operations and the proceeds from the IPO, will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of December 31, 2018, we had approximately $2.6 million in cash and cash equivalents, compared to $0.4 million as of December 31, 2017. Subsequent to December 31, 2018, we recived gross proceeds of $7.2 million from the exercise of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the IPO.

Cash Flow Activities

	Year ended
	December 31,
	(in thousands)
	2018	2017

Net cash provided by operating activities	$2,820	$4,373
Net cash used in investing activities	$(4,453)	$(1,938)
Net cash provided by (used in) financing activities	$3,804	$(3,016)
Net change in cash and cash equivalents	$2,171	$(581)
Cash and cash equivalents at beginning of period	$428	$1,009
Cash and cash equivalents at end of period	$2,599	$428

Comparison of Cash Flow Activities from 2018 to 2017

Net cash provided by operating activities decreased $1.6 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily as a result of cash generated by operating income before non-cash adjustments, an increase in net working capital used for additional loan originations associated with higher demand for home sales to MHPs, an increase in inventory purchases and a decrease in operating cash flow attributed to net cash used for operating liabilities. The decrease in operating cash flows described above was offset by cash collections on accounts receivable and an increase in accrued liabilities including increases in income taxes payable due to the incorporation of the company.

Net cash used in investing activities of $ 4.5 million in 2018 was primarily attributable to $5.1 million used for the acquisition of land for development, $1.4 million used to purchase consumer loans and $1.2 million used for loans to third parties for the development of manufactured housing parks. In addition, we had capital expenditures of $0.8 million for machinery and equipment and $0.2 million for building and leasehold improvements. These were offset by collections of $4.1 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.2 million from our purchased consumer loans.

Net cash provided by financing activities of $3.8 million in 2018 was primarily attributable to proceeds of $43.5 million from the issuance of our common stock offset by net payments of $39.4 million on our lines of credit. In addition, the January 2018 change in our structure from a partnership to a corporation eliminated partner distributions and we paid off an affiliate note payable of $1.5 million in October 2018.

Indebtedness

Capital One Revolver.  We have a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 as of December 31, 2018.  On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability under Revolver 1 to $45,000,000. For the years ended December 31, 2018 and 2017,  Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of December 31, 2018 and 2017 were 4.78% and 3.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes.  The amount of available credit under Revolver 1 was $41,321,000 and $6,906,000 at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, interest expense was $1,701,000 and $1,223,000, respectively. The outstanding balance as of December 31, 2018 and 2017 was $3,679,000 and $38,094,000, respectively. We were in compliance with all financial covenants as of December 31, 2018, including that we maintain a tangible net worth of at least $90,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of December 31, 2018 and 2017 was 4.85% and 3.87%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $10,000,000 and $5,000,000 at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, interest expense was $700,000 and 527,000, respectively. The outstanding balance as of December 31, 2018 and 2017 was $10,000,000 and $15,000,000, respectively. We were in compliance with all financial covenants as of December 31, 2018, including that we maintain a tangible net worth of at least $80,000,000.

Notes Payable.  We  have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of December 31, 2018 and 2017 were 4.25% and 4.35%, respectively. The note is secured by certain of our real property. Interest paid on the note payable was $159,000 and $166,000 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2018 and 2017 was $3,552,000 and $3,734,000, respectively.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest paid on the note payable was $26,000 and $28,000 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2018 and 2017 was $414,000 and $453,000, respectively. In January 2019, this note was paid in full.

Notes Payable to an Affiliate.  On February 2, 2016, we entered into a $1,500,000 note payable agreement with stated annual interest rates of 3.75% with Shipley & Sons, Ltd., a related party through the common ownership of Kenneth E. Shipley, a significant shareholder of our company and our President and Chief Executive Officer. The note was due on demand. Interest paid on the note payable was $47,000 and $56,000 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2017 was $1,500,000. On October 18, 2018, this note payable was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of December 31, 2018, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2018:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
Lines of credit	$13,679,000	—	13,679,000	—	—
Notes payable	3,965,000	228,000	491,000	541,000	2,705,000
Operating lease obligations	$3,190,000	566,000	963,000	692,000	969,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a  repurchase agreement with a  financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $2,186,000 and $1,765,000 as of December 31, 2018 and 2017, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2018.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2018 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act.  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these exemptions until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Legacy Housing Corporation

Opinion on the financial statements

We have audited the accompanying balance sheets of Legacy Housing Corporation (a Delaware corporation) (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

April 9, 2019

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,599	$428
Accounts receivable, net of allowance for doubtful accounts	2,953	3,792
Current portion consumer loans	4,945	4,305
Current portion of notes receivable from mobile home parks (“MHP”)	7,297	7,216
Current portion of other notes receivable	379	2,339
Inventories	42,033	39,561
Prepaid expenses and other current assets	2,938	1,800
Total current assets	63,144	59,441
Property, plant and equipment, net	17,128	11,826
Consumer loans, net of deferred financing fees and allowance for loan losses	92,230	82,331
Notes receivable from mobile home parks (“MHP”)	50,638	42,286
Other notes receivable, net of allowance for loan losses	1,912	2,867
Other assets	2,587	2,205
Inventory non‑current	7,399	7,379
Total assets	$235,038	$208,335
Liabilities and Equity
Current liabilities:
Accounts payable	$2,828	$6,280
Accrued liabilities	9,156	4,820
Customer deposits	2,222	2,903
Note payable to related party	—	1,500
Escrow liability	5,951	4,508
Current portion of notes payable	228	3,776
Total current liabilities	20,385	23,787
Long‑term liabilities:
Lines of credit	13,679	53,094
Deferred income taxes	1,842	—
Note payable, net of current portion	3,737	410
Dealer incentive liability	6,115	6,773
Total liabilities	45,758	84,064
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,000,000 and -0-
issued and outstanding as of December 31, 2018 and 2017, respectively	24	—
Partners’ Capital	—	124,271
Additional paid-in-capital	167,743	—
Retained earnings	21,513	—
Total equity	189,280	124,271
Total liabilities and equity	$235,038	$208,335

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Operations (in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Net revenue:
Product sales	$139,165	$109,750
Consumer and MHP loans interest	18,759	15,647
Other	3,953	3,339
Total net revenue	161,877	128,736
Operating expenses:
Cost of product sales	107,231	82,498
Selling, general administrative expenses	21,017	17,105
Dealer incentive	829	1,038
Income from operations	32,800	28,095
Other income (expense):
Non‑operating interest income	190	272
Miscellaneous, net	162	149
Interest expense	(2,507)	(2,044)
Total other	(2,155)	(1,623)
Income before income tax expense	30,645	26,472
Income tax expense	(9,132)	(124)
Net income	$21,513	$26,348
Weighted average shares outstanding:
Basic and diluted	20,197,260	—
Net income per share:
Basic and diluted	$1.07	$—
Pro Forma Information:
Net income		$26,348
Pro forma provision for income taxes		(9,448)
Pro forma net income		$16,900
Pro forma weighted average shares outstanding:
Pro forma basic and diluted		20,000,000
Pro forma net income per share:
Pro forma basic and diluted		$0.84

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Total Partners’	Common Stock		Additional	Retained
	Capital	Shares	Amount	paid in capital	earnings	Total
Balances, January 1, 2017	$115,591	—	$—	$—	$—	$—
Partner distributions	(17,668)	—	—	—	—	—
Net income	26,348	—	—	—	—	—
Balances, December 31, 2017	$124,271	—	$—	$—	$—	$—
Shares issued upon incorporation	(124,271)	20,000,000	20	124,251	—	124,271
Sale of common stock in initial public offering, net of offering costs of $4,504	—	4,000,000	4	43,492	—	43,496
Net income	—	—	—	—	21,513	21,513
Balances, December 31, 2018	$—	24,000,000	$24	$167,743	$21,513	$189,280

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2018	2017
Operating activities:
Net income	$21,513	$26,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	838	652
Provision for loan loss—consumer loans	851	961
Deferred income taxes	1,842	—
Changes in operating assets and liabilities:
Accounts receivable	839	(2,314)
Consumer loans originations	(19,615)	(17,980)
Consumer loans principal collections	9,455	6,814
Notes receivable MHP originations	(37,893)	(19,715)
Notes receivable MHP principal collections	29,459	13,971
Inventories	(2,493)	(9,960)
Prepaid expenses and other current assets	(1,138)	142
Other assets	(382)	435
Accounts payable	(3,452)	1,896
Accrued liabilities	4,335	767
Customer deposits	(681)	1,876
Dealer incentive liability	(658)	480
Net cash provided by operating activities	2,820	4,373
Investing activities:
Purchases of property, plant and equipment	(6,137)	(1,428)
Issuance of notes receivable	(1,231)	(2,376)
Notes receivable collections	4,146	1,548
Purchases of consumer loans	(1,443)	—
Collections from purchased consumer loans	212	318
Net cash used in investing activities	(4,453)	(1,938)
Financing activities:
Proceeds from sale of common stock in initial public offering	48,000	—
Offering cost for initial public offering	(4,504)	—
Partner distributions	—	(17,668)
Escrow liability	1,444	1,350
Principal payments on affiliate note payable	(1,500)	—
Principal payments on note payable	(221)	(231)
Proceeds from lines of credit	63,052	59,599
Payments on lines of credit	(102,467)	(46,066)
Net cash provided by (used in) financing activities	3,804	(3,016)
Net increase (decrease) in cash and cash equivalents	2,171	(581)
Cash and cash equivalents at beginning of period	428	1,009
Cash and cash equivalents at end of period	$2,599	$428
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,746	$1,914
Cash paid for taxes	$5,153	$150
Supplemental disclosure of non‑cash transactions:
Sale of an asset in exchange for note receivable	$—	$156

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS

Legacy Housing Corporation (the “Company”) was formed on January 1, 2018 through a corporate conversion of Legacy Housing, Ltd., (the “Partnership”) a Texas limited partnership formed in May 2005. The Company is incorporated as a Delaware corporation and is headquartered in Bedford, Texas.

The Company (1) manufactures and provides for the transport of mobile homes, (2) provides wholesale financing to dealers and mobile home parks and (3) provides retail financing to consumers. The Company manufactures its mobile homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its mobile homes. The Company also sells homes directly to dealers and mobile home parks.

In December 2018, the Company sold 4,000,000 shares of its common stock through an initial public offering (“IPO”) at $12.00 per share. Proceeds from the IPO, net of $4,504 of underwriting discounts and offering expenses paid by the Company, were $43,492.

Corporate Conversion

Effective January 1, 2018, the Partnership converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Legacy Housing Corporation. In order to consummate the corporate conversion completed on January 1, 2018, a certificate of conversion was filed with the Secretary of State of the State of Delaware and with the Secretary of State of the State of Texas. Holders of partnership interests in Legacy Housing, Ltd. received an initial allocation, on a proportional basis, of 20,000,000 shares of common stock of Legacy Housing Corporation.

Following the corporate conversion, Legacy Housing Corporation continues to hold all property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. On the effective date of the corporate conversion, the officers of Legacy Housing, Ltd. became the officers of Legacy Housing Corporation. As a result of the corporate conversion, The Company is now a federal corporate taxpayer.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.  Material estimates that are susceptible to significant change in the near term primarily relate to the determination of accounts receivable, consumer loans and notes receivable, inventory obsolescence, repossessed assets, income taxes, fair value of financial instruments, contingent liabilities and accruals related to warranty costs. Actual results could differ from these estimates.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

manufactured homes is done through wholesale and retail operations that include providing transportation and consignment arrangements with dealers. The Company also provides financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by the Company. Accordingly, all significant operating and strategic decisions by the chief operating decision‑maker, the Executive Chairman of the Board, are based upon analyses of the Company as one segment or unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2018, the Company had two bank accounts that exceeded the FDIC limit by an aggregate amount of $1,534.

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2018 and 2017, the allowance for doubtful accounts totaled $341 and $115, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 14.0% as of December 31, 2018 and approximately 13.9% as of December 31, 2017. Consumer loans receivable have maturities that range from 5 to 25 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $5,951 and $4,508 as of December 31, 2018 and 2017, respectively, and are included in escrow liability in the balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

Allowance for Loan Losses—Consumer Loans Receivable

The allowance for loan losses reflects management’s estimate of losses inherent in the consumer loans that may be uncollectible based upon review and evaluation of the consumer loan portfolio as of the date of the balance sheet. An allowance for loan losses is determined after giving consideration to, among other things, the loan characteristics, including the financial condition of borrowers, the value and liquidity of collateral, delinquency and historical loss experience.

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The Company’s calculation of the general reserve considers the historical loss rate for the last three years, adjusted for the estimated loss discovery period and any qualitative factors both internal and external to the Company. Specific reserves are determined based on probable losses on specific classified impaired loans.

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2018 and 2017, total principal outstanding for consumer loans on nonaccrual status was $976 and $1,237, respectively.

Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged off when deemed uncollectible. A loan is generally deemed impaired if it is  more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. The Company used various factors to determine the value of the underlying collateral for impaired loans. These factors were: (1) the length of time the unit was unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts; (4) units located on private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,175 and $1,856 as of December 31, 2018 and 2017, respectively, and are included in other assets in the balance sheets.

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes are typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 9.2% and 8.2% as of December 31, 2018 and 2017, respectively with maturities that range from 4 to 15 years. The collateral underlying the Notes are individual mobile

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. The allowance for loan losses on MHP notes was $0 as of December 31, 2018 and 2017, respectively.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile park owners and dealers, which are not directly tied to sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 6.25% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. The allowance for loan losses on other notes was $0 as of December 31, 2018 and 2017, respectively.

Inventories

Inventories consist of raw materials, work‑in‑process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first‑in first‑out method. Finished goods and work‑in‑process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2018 and 2017, the Company recorded an insignificant amount of inventory write‑down.

The Company evaluates inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The company classifies its inventory not expected to be sold in one year as non‑current. As of December 31, 2018 and 2017 non‑current inventory was $7,399 and $7,379, respectively.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated using the straight‑line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 30 to 39 years; vehicles, 5 years; machinery and equipment, 7 years; and furniture and fixtures, 7 years. Repair and maintenance charges are expensed as incurred. Expenditures for major renewals or betterments which extend the useful lives of existing property, plant and equipment are capitalized and depreciated.

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long‑lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying asset or its determinable fair value. No impairment for long‑lived assets was recorded for the years ended December 31, 2018 or 2017.

Dealer Incentive Liability

Under a dealer agreement with qualifying independent retailers, a portfolio is created for houses sold by the independent retailer with consumer loan arrangements financed by the Company. The independent retailer is eligible to a receive dealer incentive, which is a portion of total collections expected on a consumer loan portfolio after the Company’s contribution (collection thresholds set per the terms of dealer agreement which includes Legacy’s initial contribution, plus an allocation of interest and other agreed upon periodic fees) is met.

A dealer incentive liability is recorded in the Company’s balance sheet based on total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2018 and 2017, the dealer incentive liability was $6,115 and $6,773, respectively. Dealer incentive expense for the years ended December 31, 2018 and 2017 totaled $829 and $1,038, respectively, and is included in the Company’s statements of operations.

Product Warranties

The Company provides retail home buyers with a one‑year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and warranty liability balance is included as part of accrued liabilities in the Company’s balance sheet.

A tabular presentation of the activity within the warranty liability account for the years ended December 31, 2018 and 2017 is presented below:

	2018	2017
Warranty liability, beginning of period	$2,602	$2,126
Product warranty accrued	2,957	2,923
Warranty costs incurred	(2,532)	(2,447)
Warranty liability, end of period	$3,027	$2,602

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $762 and $982, respectively.

Fair Value Measurements

The Company accounts for its investments and derivative instruments in accordance with ASC 820‑10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820‑10, Fair Value Measurement, are as follows:

Level I	Quoted prices are available in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level II

Significant observable inputs other than quoted prices in active markets for which inputs to the valuation methodology include: (1) Quoted prices for similar assets or liabilities in active markets; (2) Quoted prices for identical or similar assets or liabilities in inactive markets; (3) Inputs other than quoted prices that are observable; (4) Inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III	Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair values of the interest rate swap were valued at an $80 asset as of December 31, 2018 and $34  liability as of December 31, 2017.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $109,231 compared to the book value of $97,175 as of December 31, 2018, as well as a fair value of approximately $90,900 compared to the book value of $86,636 as of December 31, 2017. This is a Level III valuation technique.

Revenue Recognition

Direct Sales

Revenue from homes sold to independent retailers that are not financed and not under a consignment arrangement are generally recognized upon execution of a sales contract and when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. These types of homes are generally either

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

paid for prior to shipment or floor plan financed by the independent retailer through standard industry arrangements, which can include repurchase agreements.

Commercial Sales

Revenue from homes sold to mobile home parks under commercial loan programs involving funds provided by the Company is recognized when the home is shipped, at which time title passes to the customer and a sales and financing contract is executed, down payment received, and collectability is reasonably assured.

Consignment Sales

The Company provides floor plan financing for independent retailers, which takes the form of a consignment arrangement. Sales under a consignment agreement are recognized as revenue when the Company enters into a sales contract and receives full payment for cash sales, and title passes; or, upon execution of a sales and financing contract, with a down payment received and upon delivery of the home to the final individual customer, at which time title passes and collectability is reasonably assured. For homes sold to customers through independent retailers under consignment arrangements and financed by the Company, a percentage of profit is paid to the independent retailer up front as a commission for sale and also reimburses certain direct expenses incurred by the independent retailer for each transaction. Such payments are recorded as cost of product sales in the Company’s statement of operations.

Retail Store Sales

Revenue from direct retail sales through Company‑owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, and full payment received, the home is delivered at the customer’s site, title has transferred and collection is reasonably assured. Retail sales financed by the Company are recognized as revenue upon the execution of a sales and financing contract with a down payment received and upon delivery of the home to the final customer, at which time title passes and collectability is reasonably assured. Revenue is recognized net of sales taxes.

For 2018 and 2017, total cost of product sales included $20,419 and $15,900 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

Other sales

Other sales revenue primarily consists of consignment fees, service fees and other miscellaneous income. These sales are recognized as revenue upon completion of the service and collectability is reasonably assured.

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450‑20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2018 and 2017.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

Other Income, Net

Other income primarily consists of interest related to commercial loan receivable balances and interest income earned on cash balances, reduced by interest expenses.

Interest Income

Interest on consumer loans, MHP Notes and other notes is recognized using the effective‑interest method on the daily balances of the principal amounts outstanding and recorded as part of total revenue. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

Share-Based Compensation

Share-based compensation to employees, directors and other persons who provide services to the Company, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value. No awards have been made as of December 31, 2018.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statement of operations. Shipping and handling costs for the years ended December 31, 2018 and 2017 were $1,625 and $1,021, respectively.

Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. Prior to the corporate conversion, the Partnership was treated as a  flow‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its partners. Accordingly, prior to the corporate conversion, the Partnership only recorded a provision for Texas franchise tax as the Partnership’s taxable income was included in the income tax returns of the individual partners.

Income tax expense for the Company is recognized for the tax effects of the transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. In addition, management does not believe there are any unrecorded deferred tax liabilities that are material to the financial statements.

In December 2017, a comprehensive U.S. tax reform package, the Tax Cuts and Jobs Act, or Tax Act, was enacted which, among other things, lowered the corporate income tax rate from 35% to 21%. As a result of the corporate conversion on January 1, 2018, the Company measured its opening deferred tax assets and liabilities at the newly enacted rate.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more‑likely‑than‑not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no uncertain tax positions. There are no open tax years for the Company and 2018 will be the first filing year as a corporation.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2018,  there were no customers that represented more than 10% of MHP Notes and as of December 31, 2017, two customers represented approximately 21% of MHP Notes.

Recent Accounting Pronouncements

The Company has elected to use longer phase‑in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five‑step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry‑specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard. The Company will adopt the requirements of the new standard in the fiscal year beginning January 1, 2019 using the modified retrospective transition method.

The following revenues streams are subject to the guidance under ASU 2014-09: (1) direct sales, (2) commercial sales, (3) consignment sales and (4) retail store sales. Revenue generated from interest income, lending activities and leasing activities are excluded from ASU 2014-09 and will continue to be accounted for under existing guidance.

The Company has evaluated the potential impacts of ASU 2014-09 by gaining an understanding of the new standard, inventorying its revenue streams, analyzing and mapping contract features to revenue streams and considering the enhancement of disclosures related to revenue. Based on its evaluation and the manner in which the Company recognizes revenue, the Company has concluded that the adoption of ASU 2014-09 will not have a material impact on the amount or timing of its revenue recognition.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides entities with an additional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings while continuing to present all prior periods under the previous lease accounting guidance. Also, in July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which provides clarification about the proper implementation of several topics in ASU 2016-02. Modified retrospective application and early adoption is permitted. The Company plans to use longer phase‑in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2020. The Company is continuing to evaluate the impact of the adoption of this ASU. The Company is anticipating a material change to the balance sheet due to recording the Right of Use Asset, however we do not expect there to be a material change to our Statement of Operations.

In June 2016, the FASB issued an accounting standards update ASU 2016‑13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write‑down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to use longer phase‑in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2021. The Company is continuing to evaluate the impact of the adoption of this ASU and is uncertain of the impact on the financial statements at this point in time.

In March 2017, the FASB issued ASU 2017‑08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‑20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017‑08”), which requires the premium on callable debt securities to be amortized to the earliest call date as opposed to the contractual life of the security. ASU 2017‑08 will be effective beginning with the first quarter of the Company’s fiscal year 2020. The Company is continuing to evaluate the impact of the adoption of this ASU and is uncertain of the impact on the financial statements and disclosures at this point in time.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

 3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2018 and 2017:

	2018	2017
Consumer loan receivable	$101,049	$90,276
Loan discount and deferred financing fees, net	(3,162)	(2,835)
Allowance for loan losses	(712)	(805)
Consumer loans receivable, net	$97,175	$86,636

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017:

	2018	2017
Allowance for loan losses, beginning of period	$805	$578
Provision for loan losses	851	961
Charge offs	(944)	(734)
Allowance for loan losses	$712	$805

The impaired and general reserve for allowance for loan losses at December 31, 2018 and 2017:

	2018	2017
Total consumer loans	$101,049	$90,276
Total allowance for loan losses	712	805
Impaired loans individually evaluated for impairment	1,445	1,237
Specific reserve against impaired loans	427	447
Other loans collectively evaluated for allowance	99,604	89,039
General allowance for loan losses	285	358

As of December 31, 2018 and 2017, the total principal outstanding for consumer loans on nonaccrual status was $1,445 and $1,237 respectively. A detailed aging of consumer loans receivable that are past due as of December 31, 2018 were as follows:

	2018	%
Total consumer loans receivable	$101,049	100.0
Past due consumer loans:
31 - 60 days past due	$968	1.0
61 - 90 days past due	404	0.4
91 - 120 days past due	133	0.1
Greater than 120 days past due	843	0.8
Total past due	$2,348	2.3

4.  NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

There were no past due MHP Notes as of December 31, 2018 and 2017 and also no charge offs recorded for MHP Notes during the year ended December 31, 2018 and 2017. There is no allowance for loan loss against the MHP Notes as of December 31, 2018 or 2017.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

5.  Other Notes Receivable

The balance outstanding on the other notes receivable were as follows as of December 31, 2018 and 2017:

	2018	2017
Outstanding principal balance	$2,354	$5,270
Allowance for loan losses	(63)	(64)
Total	$2,291	$5,206

6. INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017:

	2018	2017
Raw materials	$13,481	$11,956
Work in progress	526	703
Finished goods	35,425	34,281
Total	$49,432	$46,940

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2018 and 2017:

	2018	2017
Land	$8,081	$3,004
Buildings and leasehold improvements	9,234	9,008
Vehicles	1,477	1,269
Machinery and equipment	3,385	2,788
Furniture and fixtures	161	135
Total	22,338	16,204
Less accumulated depreciation	(5,210)	(4,378)
Total property, plant and equipment	$17,128	$11,826

Depreciation expense was $838 with $306 included as a component of cost of product sales for the year ended December 31, 2018 and $652 with $222 included as a component of cost of product sales for the year ended December 31, 2017.

8. OTHER ASSETS

Other assets includes prepaid rent in the amount of $1,412 and $349 at December 31, 2018 and 2017, respectively, and repossessed homes of $1,175 and $1,856 at December 31, 2018 and 2017, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2018 and 2017:

	2018	2017
Warranty liability	$3,027	$2,602
Litigation reserve	570	315
Derivative liabilities	—	34
Federal and state taxes payable	2,252	1,144
Accrued expenses & other accrued liabilities	3,307	725
Total	$9,156	$4,820

10. DEBT

Lines of Credit

Revolver 1

The Company has a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 as of December 31, 2018. On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability to $45,000. For the years ended December 31, 2018 and 2017, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of December 31, 2018 and 2017 were 4.78% and 3.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $41,321 and $6,906 at December 31, 2018 and 2017, respectively. The Company was in compliance with all required covenants as of December 31, 2018. For the years ended December 31, 2018 and 2017, interest expense was $1,701 and $1,223, respectively. The outstanding balance as of December 31, 2018 and 2017 was $3,679 and $38,094, respectively. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $30,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of December 31, 2018 and 2017 were 4.85% and 3.87%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $10,000 and $5,000 at December 31, 2018 and 2017, respectively. The Company was in compliance with all required covenants as of December 31, 2018. For the years ended December 31, 2018 and 2017, interest expense was $700 and $527, respectively. The outstanding balance as of December 31, 2018 and 2017 was $10,000 and $15,000. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000.

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for monthly payments of $30 with a final payment due at maturity.  The interest rates in effect at December 31, 2018 and 2017 were 4.25% and 4.35%, respectively. The note is secured by certain real property of the Company. Interest expense was $159 and $166 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2018 and 2017 was $3,552 and $3,734, respectively.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $26 and $28 for the years ended December 31, 2018 and 2017, respectively.The balance outstanding on the note payable at December 31, 2018 and 2017 was $414 and $453, respectively. In January 2019, this note was paid in full.

Future minimum principal payments on notes payable at December 31, 2018 were as follows:

2019	$228
2020	239
2021	252
2022	264
2023	277
Thereafter	2,705
$3,965

Note Payable to an Affiliate

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note is due on demand. Interest paid on the note payable was $47 and $56 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2017 was $1,500. In  October 2018, this note payable was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2018, the Company had not drawn on this credit facility.

11. INCOME TAXES

The Company became a corporation subject to federal income taxes on January 1, 2018, see corporate conversion in Note 1. The change in tax status required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. The resulting net deferred tax liability of $2,066 was recorded as income tax expense at the date of the completion of the corporate conversion.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows(in thousands):

Year ended
December 31,
2018
Current:
Federal	$6,567
State	723
Total current income tax provision	7,290
Deferred:
Federal	1,777
State	65
Total deferred income tax provision	1,842
Provision for income taxes	$9,132

For the year ended December 31, 2018, the Company recorded tax expense of $9,132 resulting in an effective tax rate of 29.8%. A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

Year ended
December 31,
2018
Federal statutory rate	21.0%
State income taxes, net of federal tax benefit	2.3
Tax adjustment related to corporate conversion	6.5
Effective tax rate	29.8%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

Year ended
December 31,
2018
Deferred tax assets:
Allowance for doubtful accounts	$368
Reserve accounts	148
Uniform capitalization	54
Total deferred tax assets	570
Deferred tax liabilities:
Installment sale revenue	(1,356)
Depreciation	(732)
Accrued interest receivable	(288)
Other	(36)
Total deferred tax liabilities	(2,412)
Net deferred tax liabilities	$(1,842)

12. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $2,186 and $1,765 at December 31, 2018 and 2017, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2018 or 2017.

Leases.  The Company leases facilities under operating leases that typically have 10‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $542 and $340 for the years ended December 31, 2018 and 2017, respectively. The Company also subleases properties to third parties, ranging from 3‑year to 11‑year terms with various renewal options. Rental income from the subleased property is included in other revenue in the Company’s statements of operations and was approximately $373 and $369 for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at December 31, 2018, are as follows:

2019	$566
2020	513
2021	450
2022	374
2023	318
Thereafter	969
Total	$3,190

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

13. DERIVATIVES

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at December 31, 2018 and has a maturity of May 11, 2020.  The fair value of the interest rate swap agreement at December 31, 2018 is an asset of $80 and is included in prepaid expenses and other current assets.  The fair value of the interest rate swap agreement at December 31, 2017 is a liability of $34 and is included in accrued liabilities. Included in the statements of operations for the years ended December 31, 2018 and 2017 were gains of $87 and losses of $46, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

14. EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. The Company has no common stock equivalents. As a result, there is no difference between diluted net income per share and basic net income per share amounts

	Year ended
	December 31,
	2018	2017
Numerator:
Net earnings attributable to Legacy Housing Corp (in 000's)	$21,513	$26,348
Denominator:
Weighted-average common shares outstanding	20,197,260	-
Earnings per share attributable to Legacy Housing Corp
Basic	$1.07	$-
Diluted	$1.07	$-
Pro forma information (in 000's):		$26,348
Net earnings attributable to Legacy Housing Corp		(9,448)
Pro forma provision for income taxes		$16,900
Pro forma net income
Pro forma weighted-average common shares outstanding:
Pro forma basic and diluted		20,000,000
Pro forma net income per share:
Pro forma basic and diluted		$0.84

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $414 and $385 as of December 31, 2018 and 2017, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $123 and $57 as of December 31, 2018 and 2017, respectively. Home sales to Bell Mobile Homes were $3,640 and $2,529 for the years ended December 31, 2018 and 2017, respectively. Rebates paid to Bell Mobile Homes were $390 and $246 for the years ended December 31, 2018 and 2017, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $832 and $41 as of December 31, 2018 and 2017, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to an affiliate was $47 and $56 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2017 was $1,500. On October 18, 2018, this note payable was paid in full.

During the fourth quarter of 2018, the Company has a receivable of $375 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of December 31, 2018.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

16. SUBSEQUENT EVENTS

On January 16, 2019, the Company sold an additional 600,000 shares of its common stock at the IPO price of $12.00 per share, less the underwriting discount, pursuant to the exercise in full of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the Company’s IPO.

In connection with the preparation of these financial statements, an evaluation of subsequent events was performed through the date of filing and there were no other events that have occurred that would require adjustments to the financial statements.

17. UNAUDITED PRO FORMA TAX PROVISION AND NET INCOME PER SHARE

The Company computed a pro forma income tax provision for the year ended December 31, 2017, as if the Company was subject to income taxes since January 1, 2017, using an effective tax rate of 35.9%. The Company’s pro forma basic net income per common share amount for the year ended December 31, 2017 has been computed based on the weighted‑average number of shares of common stock outstanding as if the common shares issued at the corporate conversion were outstanding for that entire period.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act which requires designing disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our prospectus filed with the SEC on December 14, 2018,  we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2017. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses in internal control over financial reporting have not been remediated as of December 31, 2018.

The material weaknesses in financial reporting as of December 31, 2018 are summarized as follows:

•

We determined that we did not have sufficient accounting processes and procedures in place, particularly in the areas of allowance for loan loss, finished goods inventory costing, revenue recognition, income taxes, and processing of accounts payable and accruals for period end cut-off.

•	We determined that we did not have sufficient experienced personnel to support preparation of financial statements for compliance with U.S. GAAP and SEC rules.
•

We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.

Remediation Efforts to Address Previously-Identified Material Weaknesses

In connection with these material weaknesses, we are in the process of taking remediation action,

including the evaluation of implementing appropriate processes and procedures with respect to key areas, including allowance for loan loss, finished goods inventory costing, revenue recognition, income taxes and processing of accounts payable and accruals. We are also in the process of implementing remediation measures, including providing further training of accounting personnel as well as hiring additional personnel, designing internal controls over financial reporting, including user access rights and journal entry processes and approvals, and researching more robust financial reporting databases and systems for implementation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

Exemption from Management’s Annual Report and Auditor Attestation on Internal Controls

This Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	64	Executive Chairman of the Board
Kenneth E. Shipley	59	President, Chief Executive Officer and Director
Jeffrey V. Burt	57	Chief Financial Officer and Treasurer
Neal J. Suit	43	Executive Vice President, General Counsel and Secretary
Non‑Employee Directors
Mark E. Bennett	65	Director
Philip T. Blazek	51	Director
John A. Isakson	48	Director

The following information provides a brief description of the business experience of each executive officer and director.

Executive Officers and Employee Directors

Curtis D. Hodgson co‑founded our company in 2005 and served as our Co‑Chief Executive Officer from January 2018 to February 2019, then became our executive Chairman of the Board. He has been a member of our board of directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past 37 years,  Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. in Engineering from the University of Michigan and J.D. from The University of Texas.

Mr. Hodgson is the co‑founder, executive Chairman and one of our largest stockholders and he was selected to serve on our board of directors due to his decades of experience and deep knowledge of our industry, his leadership and substantial operational and strategic planning expertise. His service as the executive Chairman creates a critical link between management and the board.

Kenneth E. Shipley co‑founded our company in 2005 with Curtis D. Hodgson. Mr. Shipley was our Co‑Chief Executive Officer from January 2018 and, since February 2019, has served as our President and sole Chief Executive Officer. He has been a member of our board of directors since January 2018, when our company converted to a corporation and prior to that, Mr. Shipley, together with Mr. Hodgson, served as a general partner of the company’s predecessor, Legacy Housing, Ltd. Mr. Shipley has more than 30 years of experience in the manufactured home industry. Since 1981, he has also owned and operated Bell Mobile Homes and Shipley Bros. in Lubbock, Texas, a manufactured home retailer.

Mr. Shipley is the co‑founder, President and Chief Executive Officer and one of our largest stockholders and he was selected to serve on our board of directors due to his decades of experience and knowledge of our industry, his leadership and substantial sales and distribution experience with dealers and customers in the industry. His service as a director and the President and Chief Executive Officer creates a critical link between management and the board.

Jeffrey V. Burt joined our company in September 2010 and serves as Chief Financial Officer and Treasurer. In this capacity, Mr. Burt oversees all accounting functions with respect to our manufacturing facilities. Mr. Burt began his career with our company as Controller from 2010 to 2013, then as Chief Financial Officer and Treasurer since April 2013. Prior to joining our company, from 1993 to 2009, Mr. Burt served as Vice President and Chief Financial Officer of Kohner Properties, Inc., a company that manages multi‑family housing for owners across the central part of the United States. Mr. Burt has more than 20 years of experience in the real estate and manufactured housing industry and has expertise in the areas of accounting systems, performance reporting tools and evaluations of key performance indicators versus a company’s goals. Mr. Burt earned a B.S. degree from the University of Southern Illinois and M.B.A. from the University of Notre Dame.

Neal J. Suit joined our company in January 2018 and serves as our Executive Vice President, General Counsel and Secretary. In this capacity, Mr. Suit oversees the legal affairs of our company, as well as its corporate controls and governance. Prior to joining our company, Mr. Suit worked in the law firm of Carrington, Coleman, Sloman & Blumenthal, LLP in Dallas, Texas from December 2008 to January 2018, where he was a partner, and previously he was a lawyer at the law firms Bell Nunnally & Martin LLP from February 2006 to December 2008 and Baker Botts, LLP from September 2003 to January 2006. Mr. Suit has practiced law for more than 15 years, primarily handling complex litigation matters and serving as outside general counsel to companies. Mr. Suit earned a B.A. degree from Baylor University and J.D. from Harvard Law School.

Non‑Employee Directors

Mark E. Bennett became a member of our board of directors upon the closing of our IPO in December 2018. He is a partner in the law firm of Bennett, Weston, LaJone & Turner, P.C. in Dallas, Texas, a firm he founded in 1985 and where he currently serves as a partner focused on real estate, business law and litigation. Mr. Bennett previously worked for the tax department of Ernst & Young from 1979‑1981, served as Vice President, Tax Counsel, and Secretary for Southmark Corporation, a real estate company that at the time was traded on the New York Stock Exchange, from 1981 to 1984, an Executive Vice President for Pacific Realty, a real estate services firm, from 1984 to 1986, and he held the position of General Counsel for Greenbriar Corporation, a real estate company, from 1995 to 2002. Mr. Bennett earned a B.A. degree in Business and J.D. from the University of Kansas. Mr. Bennett was admitted to practice law in Texas in 1980, and is also a certified public accountant.

Mr. Bennett’s substantial knowledge and over 35 years of legal and accounting and tax experience in a wide range of real estate development projects and related regulatory and dispute resolution matters makes him well‑qualified as a member of the Board.

Philip T. Blazek became a member of our board of directors upon the closing of our IPO in December 2018. He has served as the Chief Financial Officer of Marconi Group, LLC, an international technology holding company focused on intellectual property acquisition, licensing and development since April 2016, where he directs financial strategy, business planning and operations. Mr. Blazek previously served as the Chief Executive Officer and President of Strategic Diagnostics, a small -cap publicly traded company that served as a holding company for diversified acquisitions, from 2013 to 2015. He also served in 2012 as Managing Director at Korenvaes Management LLC, a family office focusing on deep value debt and equity investments, and he was the founder and President of Blazek Crow Holdings Capital, LP, an active investment fund focused on small -cap public companies and formed in partnership with the Trammell Crow Family Office, from 2008 to 2012. He also co‑founded Greenway Capital, LP, a small cap equity investment fund, which he led from 2005‑2008. Earlier in his career, Mr. Blazek worked in the investment banking industry for Wasserstein Perella (from 1996 to 2004) and Goldman Sachs & Co. (from 1991 to 1994). Mr. Blazek served on the Board of Directors of Myers Industries, Inc., a publicly‑traded plastic manufacturing company, from 2015 to 2016. Mr. Blazek earned a B.A. degree from Harvard University and M.B.A from Harvard Business School. Since 1996, he has been certified as a Chartered Financial Analyst.

Mr. Blazek brings more than 25 years of expertise in corporate financial management, mergers and acquisitions, investment analytics, public capital markets and strategic transformation, as well as experience as a board member in a public company, making his insights invaluable to the Board.

John A. Isakson became a member of our board of directors upon the closing of our IPO in December 2018. He has served as the Chief Financial Officer of Preferred Apartment Communities, Inc., a publicly traded operator of multifamily properties throughout the United States (“PAC”), since August 2018, and acted as Executive Vice President and Chief Capital Officer of PAC from 2011 until August 2018. He served as Chief Executive Officer of Main Street Apartment Homes, LLC, an indirect subsidiary of PAC, since PAC’s commencement of operations in 2015. Prior to his role at PAC, he was the Chief Executive Officer of Williams Asset Management, an investment and asset management firm for a private equity fund he co‑founded, from 2006 to June 2013, and he co‑founded Tarpon Development, LLC, serving as Chief Executive Officer from 1999 to 2005. He also served as Vice President of Finance for Julian LeCraw & Company from 1995 to 1999, where he oversaw the financing and acquisition of multifamily investments. Mr. Isakson earned a B.A. degree in Economics from Tulane University and M.A. in Economics from the University of Georgia.

Mr. Isakson demonstrates a broad depth of knowledge of both the private and institutional side of the housing industry in acquisitions, dispositions, corporate and property‑level finance, investor relations and asset management, which are highly relevant to our business.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of five members. The Board of Directors held its inaugural meeting on February 7, 2019.

Director Independence

Our common stock trades on The NASDAQ Global Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A‑3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A‑3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mark E. Bennett, Philip T. Blazek and John Isakson, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non‑employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non‑employee director.

Board Committees

Commencing with the closing of our IPO on December 14, 2018, our board of directors established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of each committee consists entirely of independent directors. Given the date our committees were first established, our committees did not separately meet until early 2019. The following is a brief description of our committees.

Audit committee.  In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non‑audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Philip T. Blazek is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors. The audit committee is composed of Messrs. Blazek (Chairman), Bennett and Isakson.

Compensation committee.  In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity‑based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Isakson (Chairman) and Blazek.

Nominating and governance committee.  In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Bennett (Chairman) and Isakson.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S‑K. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is an executive officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Any repeal of, or modification to, our certificate of incorporation and our bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our bylaws also provide that we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, provide that we will indemnify our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines, penalties and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of such person’s services as one of our directors or executive officers, or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

The limitation of liability and indemnification provisions that are contained in our certificate of incorporation and our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. There is no pending litigation or proceeding involving one of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2018 and 2017, and (ii) our two other most highly compensated executive officers who received compensation during the years ended December 31, 2018 and 2017 of at least $100,000 and who were executive officers on December 31, 2018 and 2017. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2018	50,000	—	—	—	—	50,000
Executive Chairman (former Co-Chief Executive Officer)	2017	50,000	—	—	—	3,981,846	4,031,846
Kenneth E. Shipley	2018	50,000	—	—	—	—	50,000
President and Chief Executive Officer (former Co‑Chief Executive Officer)	2017	50,000	—	—	—	2,963,000	3,013,000
Jeffrey V. Burt	2018	223,654	30,000	—	—	—	253,654
Chief Financial Officer and Treasurer	2017	190,000	30,000	—	—	—	220,000
Neal J. Suit	2018	183,077	30,000	—	—	—	213,077
Executice Vice Oresident, General Counsel and Secretary(1)	2017	—	—	—	—	—	—

(1)	Mr. Suit joined our company in January 2018.

The “All Other Compensation” column represents all distributions made to Mr. Hodgson and Mr. Shipley in the presented time periods when our company was still a partnership. The distributions of profits to Mr. Hodgson and Mr. Shipley were based upon their allocable share of partnership income. These distributions were primarily used to cover individual tax liability of the partners. There were no other distributions made to Mr. Hodgson or Mr. Shipley during these periods.

Mr. Hodgson and Mr. Shipley’s compensation structure, in light of the fact they have traditionally only received a relatively nominal salary of $50,000, is focused on increasing the equity value of our company as their primary compensation is in the value of their ownership interests in the company. Mr. Hodgson, whether individually or through entities or trusts he controls, owned 50% of the partnership interests in the company as of year‑end 2017, which interests were converted to an initial allocation of 10,000,000 shares of common stock of the company upon the conversion to a corporation effective January 1, 2018. Mr. Shipley and his family members, whether individually or through an entity Mr. Shipley controls, owned 50% of the partnership interests of the company as of year‑end 2017, which interests were converted into an initial allocation of 10,000,000 shares of our common stock of the company upon the conversion to a corporation. Mr. Hodgson and Mr. Shipley will continue to be compensated based on a fixed annual salary of $50,000.

Employment Agreements

On November 27, 2018, we entered into an employment agreement with each of Curtis D. Hodgson and Kenneth E. Shipley to serve as our Co‑Chief Executive Officer for an initial term beginning January 1, 2018  and ending December 31, 2021. Following the initial expiration date of the employment agreements, and on each subsequent one year anniversary of such date, the term of the employment agreements will automatically be extended for one year, unless earlier terminated by either party. Generally, since founding our company, Mr. Hodgson has overseen our day‑to‑day business operations, including strategic planning and manufacturing, and Mr. Shipley has overseen our sales and distribution, including our company‑owned retail locations. Under the employment agreements, each executive’s annual salary is $50,000, which is subject to increase at the discretion of our compensation committee. The employment agreements provide for customary provisions for the termination of the executive’s employment with us for cause (as defined in the applicable employment agreement) and for any reason other than for cause. The executive will be entitled to receive his salary for the remaining portion of the employment period if he is terminated other than for cause, payable in accordance with our company’s regular payroll practices. Additionally, in the event the executive’s employment with us is terminated within one year after a change of control (as defined in the applicable employment agreement) for reasons other than cause, we have agreed to pay the executive an amount equal to two years’ compensation at his then current rate of pay.

The employment agreements also contain covenants (a) confirming that all intellectual property developed by each executive and relating to our business constitutes our sole and exclusive property, (b) prohibiting each executive from disclosing confidential information regarding our company at any time, (c) restricting each executive from engaging in any activities competitive with our business during his employment with us and for a period of one year thereafter, and (d) preventing each executive from recruiting, soliciting or hiring away employees of our company for a period of two years after his employment with us. The employment agreements are governed by the laws of the State of Delaware.

On February 7, 2019, our board of directors separated the roles of Chief Executive Officer and Chairman of the Board, consistent with corporate governance best practices. Mr. Hodgson transitioned from his role as our Co-Chief Executive Officer to become our executive Chairman of the Board and Mr. Shipley became our sole Chief Executive Officer and President. Mr. Hodgson, as an executive Chairman, will remain actively involved in our management in this role, including with respect to overall corporate strategy and manufactured home park development and financing.

Outstanding Equity Awards at December 31, 2018

The following table shows outstanding option awards held by the named executive officers as of December 31, 2018.

Name	Vested Shares	Unvested Shares	Total Shares
Curtis D. Hodgson	—	—	—
Kenneth E. Shipley	—	—	—
Jeffrey V. Burt	—	—	—
Neal J. Suit	—	—	—

2018 Incentive Compensation Plan

Our board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2018 Incentive Compensation Plan (the “Plan”) prior to the closing of our IPO. The purpose of our Plan is to assist us in attracting, motivating, retaining and rewarding high‑quality executives and other employees, officers, directors, consultants and other persons who provide services to us. No awards under the Plan have been made to date. We have set aside an aggregate of 200,000 shares of common stock (including stock options) as additional compensation that we expect to award to our officers, directors and key personnel under the terms of our Plan, and this amount will not exceed 10% of the then outstanding shares of our common stock.

Administration.  Our Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the Plan, the board of directors may exercise any power or authority granted to the committee under our Plan. Subject to the terms of our Plan, the committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the Plan, construe and interpret the Plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies in them, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of our Plan.

Eligibility.  The persons eligible to receive awards under our Plan are the officers, directors, employees, consultants and other persons who provide services to us. An employee on leave of absence may be considered as still in the employ of our company for purposes of eligibility for participation in our Plan.

Types of Awards.  Our Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock‑based awards and performance awards. Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

Shares Available for Awards.  The total number of shares of common stock that may be subject to the granting of awards under our Plan at any time during the term of the Plan will be equal to 2,500,000 shares. This limit will be increased by the number of shares with respect to which awards previously granted under our Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

Stock Options and Stock Appreciation Rights.  The committee is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non‑qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the committee or under procedures established by the committee. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

Restricted and Deferred Stock.  The committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of, and which may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the committee. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Other Terms of Awards.  Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the committee. The committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee is authorized to place cash, shares of common stock or other property in trusts or make other arrangements to provide for payment of our obligations under our Plan.

Awards under our Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee may, however, grant awards in exchange for other awards under our Plan, awards under other company plans or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Acceleration of Vesting; Change in Control.  The committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the committee, vesting will occur automatically in the case of a “change in control” of our company, as defined in our Plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the committee may provide in an award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.”

Amendment and Termination.  The board of directors may amend, alter, suspend, discontinue or terminate our Plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to our Plan which might increase the cost of our Plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Our Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under our Plan, (b) termination of our Plan by the board of directors, or (c) the tenth anniversary of the effective date of the Plan. Awards outstanding upon expiration of our Plan will remain in effect until they have been exercised or terminated, or have expired.

It is intended that any amounts payable under the Plan will either be exempt from Section 409A of the Code or will comply with Section 409A (including Treasury regulations and other published guidance related thereto) so as not to subject an employee to payment of any other additional tax, penalty or interest imposed under Section 409A of the Code.

Director Compensation

We currently compensate each non‑employee director through annual stock option grants and by paying annual fees for their participation on the board and on respective board committees. Our board members will receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in stock option grants that would vest as of the next annual meeting or in one year. Our board of directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2019, referred to in the table below as the “Beneficial Ownership Date,” by:

•	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•	each of our current directors and director nominees and each of our named executive officers individually; and
•	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,600,000 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Legacy Housing Corporation, 1600 Airport Freeway, #100, Bedford, Texas 76022.

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson(1)	8,900,734	36.2%
Kenneth E. Shipley(2)	3,400,000	13.8%
Jeffrey V. Burt(3)	8,580	*
Neal J. Suit(4)	15,917	*
Mark Bennett(5)	69,913	*
Philip T. Blazek	5,734	*
John Isakson	734	*
5% Stockholders
William Shipley(2)	3,300,000	13.4%
Douglas Shipley(2)	3,300,000	13.4%
All directors, director nominees and executive officers as a group (7 persons)	12,401,612	50.4%

* Less than 1% of outstanding shares of common stock

(1)

Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 3,300,000 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.

(2)

Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 3,300,000 shares of our common stock, as to which shares Kenneth E. Shipley disclaims any beneficial interest.

(3)

Mr. Burt’s beneficial ownership consists of 8,580 shares of common stock, representing the initial annual increment of 14.3% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested.

(4)

Mr. Suit’s beneficial ownership consists of (a) 8,580 shares of common stock, representing the initial annual increment of 14.3% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, and (b) 7,337 shares of common stock underlying stock options, representing the initial annual increment of 12.5% of the 58,694 stock options granted to  him during the eight-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently exercisable.

(5)	Mr. Bennett’s beneficial ownership includes 31,000 shares of common stock owned by his spouse.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $414 and $385 as of December 31, 2018 and 2017, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $123 and $57 as of December 31, 2018 and 2017, respectively. Home sales to Bell Mobile Homes were $3,640 and $2,529 for the years ended December 31, 2018 and 2017, respectively. Rebates paid to Bell Mobile Homes were $390 and $246 for the years ended December 31, 2018 and 2017, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $832 and $41 as of December 31, 2018 and 2017, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to an affiliate was $47 and $56 for the years ended December 31, 2018 and 2017, respectively. The balance outstanding on the note payable at December 31, 2017 was $1,500. On October 18, 2018, this note payable was paid in full.

During the fourth quarter of 2018, the Company has a receivable of $375 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of December 31, 2018.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Corporate Conversion

Effective January 1, 2018, we converted to a Delaware corporation and changed our name to Legacy Housing Corporation. Prior to January 1, 2018, we were a Texas limited partnership controlled by our Executive Chairman and President and Chief Executive Officer. Upon the corporate conversion, all of our outstanding partnership interests were exchanged on a proportional basis for shares of common stock of Legacy Housing Corporation. The conversion qualified as a tax free transaction under Section 351 of the Internal Revenue Code.

 Policies and Procedures for Transactions with Related Persons

Our board of directors adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refers to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act.

The policy provides that in any related person transaction, our audit committee and board of directors will consider all of the available material facts and circumstances of the transaction, including the direct and indirect interests of the related persons, in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence, the risks, costs and benefits of the transaction to us, and whether any alternative transactions or sources for comparable services or products are available. After considering all such facts and circumstances, our audit committee and board of directors will determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or Nasdaq listing requirements.

Each transaction described above was entered into prior to the adoption of our audit committee charter and the foregoing policy.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Grant Thornton LLP served as our independent registered public accountants for the years ended December 31, 2018 and 2017.

Audit Fees

For our fiscal years ended December 31, 2018 and 2017, we were billed approximately $1,507,067 and $0, respectively, for professional services rendered by our independent auditors.  Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein (ii) audits and reviews included in our Registration Statement on Form S-1 related to our IPO in 2018 (iii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services, and (iv) accounting consultations. As a result of our IPO, the amounts reported are not necessarily representative of the fees we expect to pay Grant Thornton LLP in future years.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2018 and 2017.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees that fell into the classification of “Other Fees” for our fiscal years ended December 31, 2018 and 2017.

Pre-Approval Policies

Following the appointment of all three current members to the Board’s audit committee, such committee began its activities in December 2018. Prior to then, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
31.1	*	Rule 13a‑14(a)/15d‑14(a) Certification.

Exhibit Number	Description

31.2	*	Rule 13a‑14(a)/15d‑14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.

Unless otherwise indicated, each document was filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-228288).

†Compensatory plan or agreement.

*Filed herewith.

(a)2.	Financial Statement Schedules

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY HOUSING CORPORATION

By:	/s/ Kenneth E. Shipley
	Name:	Kenneth E. Shipley
	Title:	President and Chief Executive Officer
	Date:	April 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	April 9, 2019

/s/ Kenneth E. Shipley Kenneth E. Shipley	President and Chief Executive Officer and Director (principal executive officer)	April 9, 2019

/s/ Jeffrey V. Burt Jeffrey V. Burt	Chief Financial Officer (principal financial and accounting officer)	April 9, 2019

/s/ Mark E. Bennett Mark E. Bennett	Director	April 9, 2019

/s/ Philip T. Blazek Philip T. Blazek	Director	April 9, 2019

/s/ John A. Isakson John A. Isakson	Director	April 9, 2019