Form 10-Q
period 2019-03-31
Legacy Housing Corp
filed 2019-05-15
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001‑38761

Legacy Housing Corporation

(Exact name of registrant as specified in its charter)

Delaware	20‑2897516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Airport Freeway, #100

Bedford, Texas 76022

(Address of principal executive offices)

(Zip Code)

(817)‑799‑4900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock ($0.001 par value)	LEGH	NASDAQ Global Market

There were 24,722,936 shares of Common Stock ($0 par value) outstanding as of May 13, 2019.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,098	$2,599
Accounts receivable, net of allowance for doubtful accounts	3,095	2,953
Current portion consumer loans	5,132	4,945
Current portion of notes receivable from mobile home parks (“MHP”)	8,339	7,297
Current portion of other notes receivable	773	379
Inventories	37,966	42,033
Prepaid expenses and other current assets	3,327	2,938
Total current assets	61,730	63,144
Property, plant and equipment, net	17,644	17,128
Consumer loans, net of deferred financing fees and allowance for loan losses	93,772	92,230
Notes receivable from mobile home parks (“MHP”)	54,207	50,638
Other notes receivable, net of allowance for loan losses	2,817	1,912
Other assets	3,054	2,587
Inventory non‑current	10,451	7,399
Total assets	$243,675	$235,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,714	$2,828
Accrued liabilities	10,309	9,156
Customer deposits	2,274	2,222
Escrow liability	5,325	5,951
Current portion of notes payable	185	228
Total current liabilities	21,807	20,385
Long‑term liabilities:
Lines of credit	7,163	13,679
Deferred income taxes	1,842	1,842
Note payable, net of current portion	3,321	3,737
Dealer incentive liability	6,120	6,115
Total liabilities	40,253	45,758
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,617,143 and
24,000,000 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25	24
Additional paid-in-capital	174,671	167,743
Retained earnings	28,726	21,513
Total stockholders' equity	203,422	189,280
Total liabilities and stockholders' equity	$243,675	$235,038

See accompanying notes to financial statements.

LEGACY HOUSING COPRORATION

CONDENSED  STATEMENTS OF  OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2019	2018
Net revenue:
Product sales	$31,550	$37,414
Consumer and MHP loans interest	5,530	4,394
Other	874	878
Total net revenue	37,954	42,686
Operating expenses:
Cost of product sales	21,885	27,647
Selling, general administrative expenses	6,491	4,799
Dealer incentive	210	335
Income from operations	9,368	9,905
Other income (expense):
Non‑operating interest income	39	51
Miscellaneous, net	3	34
Interest expense	(189)	(639)
Total other	(147)	(554)
Income before income tax expense	9,221	9,351
Income tax expense	(2,008)	(3,990)
Net income	$7,213	$5,361
Weighted average shares outstanding:
Basic	24,516,762	20,000,000
Diluted	24,571,088	20,000,000
Net income per share:
Basic	$0.29	$0.27
Diluted	$0.29	$0.27

See accompanying notes to financial statements.

LEGACY HOUSING COPRORATION

CONDENSED STATEMENTS OF  CASH  FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$7,213	$5,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	241	196
Provision for loan loss—consumer loans	406	118
Deferred income taxes	—	2,068
Share based payment expense	234	—
Changes in operating assets and liabilities:
Accounts receivable	(142)	2,162
Consumer loans originations	(5,053)	(3,661)
Consumer loans principal collections	2,847	2,134
Notes receivable MHP originations	(12,849)	(9,427)
Notes receivable MHP principal collections	8,238	7,570
Inventories	1,015	(2,206)
Prepaid expenses and other current assets	(390)	(1,700)
Other assets	(467)	147
Accounts payable	888	(81)
Accrued liabilities	1,153	2,494
Customer deposits	52	(522)
Dealer incentive liability	5	(165)
Net cash provided by operating activities	3,391	4,488
Investing activities:
Purchases of property, plant and equipment	(757)	(389)
Issuance of notes receivable	(1,400)	(255)
Notes receivable collections	101	44
Purchases of consumer loans	(101)	—
Collections from purchased consumer loans	172	111
Net cash used in investing activities	(1,985)	(489)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	7,200	—
Offering cost for over-allotment of initial public offering	(505)	—
Escrow liability	(626)	(341)
Principal payments on note payable	(459)	(56)
Proceeds from lines of credit	1,482	14,213
Payments on lines of credit	(7,999)	(16,533)
Net cash used in financing activities	(907)	(2,717)
Net increase in cash and cash equivalents	499	1,282
Cash and cash equivalents at beginning of period	2,599	428
Cash and cash equivalents at end of period	$3,098	$1,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$227	$585

See accompanying notes to consolidated financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENT OF  CHANGES IN  STOCKHOLDER’S  EQUITY

(in thousands, except share data)

(unaudited)

	Total Partners’	Common Stock		Additional	Retained
	Capital	Shares	Amount	paid in capital	earnings	Total
Balances, December 31, 2017	$124,271	—	$—	$—	$—	$—
Shares issued upon incorporation	(124,271)	20,000,000	20	124,251	—	124,271
Net income	—	—	—	—	5,361	5,361
Balances, March 31, 2018	$—	20,000,000	$20	$124,251	$5,361	$129,632

	Common Stock		Additional	Retained
	Shares	Amount	paid in capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	234	—	234
Net income	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	$25	$174,671	$28,726	$203,422

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

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

In December 2018, the Company sold 4,000,000 shares of its common stock through an initial public offering (“IPO”) at $12.00 per share. Proceeds from the IPO, net of $4,504 of underwriting discounts and offering expenses paid by the Company, were $43,492. In January 2019, the Company sold an additional 600,000 shares of its common stock as part of the IPO at $12.00 per share. Proceeds from the January 2019 issuance, net of $504 of underwriting discounts and offering expenses paid by the Company, were $6,696.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five‑step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry‑specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the requirements of the new revenue standard on January 1, 2019 using the modified retrospective transition method which did not have a material impact on the financial statements.

The new guidance under ASU 2014-09 is applicable to our product sales which includes sales of homes through various sales channels, and other revenue which includes consignment fees, service fees and miscellaneous income. Income generated from interest, other lending activities, and investment income are excluded from ASU 2014-09 and will continue to be accounted for under existing guidance.

For those revenue streams that are subject to ASU 2014-09, the Company evaluated the impact of adopting the new standard on our revenue recognition policies under existing guidance and determined there is no impact. The adoption did not have a significant impact on the consolidated operating results, financial position or cash flows of the Company. The Company’s evaluation of ASU 2014-09 impact on primary revenue streams are as follows:

Product sales, primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which takes the form of a consignment arrangement. Consignment Sales are considered sales of consigned homes from independent dealers to individual customers. Retail Store Sales are home sold through Company-owned retail locations. Consignment Sales and Retail Sales of homes may be financed by the Company, by a third party, or in paid in cash.

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customers is satisfied which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers. For financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of operations.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the homes to the customers.  Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s  intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized.

For the three months ended March 31, 2019 and 2018, total cost of product sales included $4,327 and $5,975 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees are recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Product sales:
Direct sales	$4,457	$12,499
Commercial sales	12,503	7,034
Consignment sales	10,037	12,751
Retail store sales	3,341	2,559
Other (1)	1,212	2,571
Total product sales	31,550	37,414
Consumer and MHP loans interest:
Interest - consumer installment notes	4,130	3,321
Interest - MHP notes	1,400	1,073
Total consumer and MHP loans interest	5,530	4,394
Other	874	878
Total net revenue	$37,954	$42,686
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the award’s estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. Compensation cost is recognized on a straight-line basis over the vesting period of the awards and adjusted as forfeitures occur.

The fair value of each option grant with only service-based conditions is estimated using the Black-Scholes pricing model. The fair value of each restricted stock unit (the”RSU”) is calculated based on the closing price of the Company’s common stock on the grant date.

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a recently formed public entity with a small public float and limited trading of its common shares on the NASDAQ Global Market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available, all equally weighted, over the expected life of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock. Due to the nature of the grants, the company estimated zero option forfeitures. Share-based payment expense is recorded only for those awards that are expected to vest.

Recent Accounting Pronouncements

The Company has elected to use longer phase‑in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. The Company plans to use longer phase‑in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2020. Modified retrospective application and early adoption is permitted. The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the consolidated balance sheets but will not have a material impact on the consolidated statement of income and comprehensive income.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

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

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption.

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Consumer loan receivable	$102,938	$101,049
Loan discount and deferred financing fees, net	(3,149)	(3,162)
Allowance for loan losses	(885)	(712)
Consumer loans receivable, net	$98,904	$97,175

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2019	2018
Allowance for loan losses, beginning of period	$712	$805
Provision for loan losses	406	118
Charge offs	(233)	(69)
Allowance for loan losses	$885	$854

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

The impaired and general reserve for allowance for loan losses:

	As of March 31,	As of December 31,
	2019	2018
Total consumer loans	$102,938	$101,049
Total allowance for loan losses	885	712
Impaired loans individually evaluated for impairment	1,546	1,445
Specific reserve against impaired loans	456	427
Other loans collectively evaluated for allowance	101,392	99,604
General allowance for loan losses	429	285

As of March 31, 2019 and December 31, 2018, the total principal outstanding for consumer loans on nonaccrual status was $1,546 and $1,445, respectively. A detailed aging of consumer loans receivable that are past due as of March 31, 2019 and December 31, 2018 were as follows:

	March 31,		December 31,
	2019	%	2018	%
Total consumer loans receivable	$102,938	100.0	$101,049	100.0
Past due consumer loans:
31 - 60 days past due	$591	0.6	$968	1.0
61 - 90 days past due	269	0.3	404	0.4
91 - 120 days past due	—	—	133	0.1
Greater than 120 days past due	890	0.9	843	0.8
Total past due	$1,750	1.7	$2,348	2.3

3.  NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

There were no past due MHP Notes as of March 31, 2019 and December 31, 2018 and no charge offs were recorded for MHP Notes during the three months ended March 31, 2019 and 2018, respectively. There is no allowance for loan loss against the MHP Notes as of March 31, 2019 and December 31, 2018.

4. OTHER NOTES RECEIVABLE

The balance outstanding on the other notes receivable were as follows:

	As of March 31,	As of December 31,
	2019	2018
Outstanding principal balance	$3,658	$2,354
Allowance for loan losses	(68)	(63)
Total	$3,590	$2,291

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Raw materials	$11,492	$13,481
Work in progress	160	526
Finished goods	36,766	35,425
Total	$48,418	$49,432

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2019	2018
Land	$8,616	$8,081
Buildings and leasehold improvements	9,344	9,234
Vehicles	1,566	1,477
Machinery and equipment	3,394	3,385
Furniture and fixtures	175	161
Total	23,095	22,338
Less accumulated depreciation	(5,451)	(5,210)
Total property, plant and equipment	$17,644	$17,128

Depreciation expense was $241 with $89 included as a component of cost of product sales for the three‑months ended March 31, 2019 and $196 with $75 included as a component of cost of product sales for the three‑months ended March 31, 2018.

7. OTHER ASSETS

Other assets includes prepaid rent in the amount of $1,726 and $1,412 at March 31, 2019 and December 31, 2018, respectively, and repossessed loans of $1,328 and $1,175 at March 31, 2019 and December 31, 2018, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2019 and December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
Warranty liability	$2,886	$3,027
Litigation reserve	495	570
Federal and state taxes payable	4,255	2,252
Accrued expenses & other accrued liabilities	2,673	3,307
Total	$10,309	$9,156

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

9. DEBT

Lines of Credit

Revolver 1

The Company has a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 as of March 31, 2019. On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability to $45,000. For the three months ended March 31, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of March 31, 2019 and December 31, 2018 were 4.88% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $39,839 and $41,321 at March 31, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of March 31, 2019. For the three months ended March 31, 2019 and 2018, interest expense was $73 and $416, respectively. The outstanding balance as of March 31, 2019 and December 31, 2018 $5,161 and $3,679, respectively. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $90,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2019 and December 31, 2018 were 4.99% and 4.85%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $17,999 and $10,000 at March 31, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of March 31, 2019. For the three months ended March 31, 2019 and 2018, interest expense was $61 and $154, respectively. The outstanding balance as of March 31, 2019 and December 31, 2018 was $2,001 and $10,000. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000.

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for monthly payments of $30 with a final payment due at maturity. The interest rates in effect as of March 31, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain real property of the Company. Interest expense was $38 and $40 for the three months ended March 31, 2019 and 2018, respectively. The balance outstanding on the note payable at March 31, 2019 and December 31, 2018 was $3,506 and $3,552, respectively.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

June 1, 2026. Interest expense was $1 and $7 for the three months ended March 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414. In January 2019, this note was paid in full.

Future minimum principal payments on notes payable at March 31, 2019 were as follows:

2019	$138
2020	191
2021	201
2022	210
2023	219
Thereafter	2,547
$3,506

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note is due on demand. Interest paid on the note payable was $14 for the three months ended March 31, 2018. In  October 2018, this note payable was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2019, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2019, the Company had 9.8 million shares available for grant under the Compensation Plan.

The Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $234. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and become fully vested on December 13, 2019.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Fair Value
Outstanding, January 1, 2019	-	-
Granted	123	$13.63
Vested	17	$13.63
Outstanding, March 31, 2019	106	$13.63

As of March 31, 2019, approximately 106,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at March 31, 2019 was $1,402 and is expected to be recognized over 5.86 years.

The Company granted 58,694 incentive stock options to a member of senior management. The options were granted on February 7, 2019 at an exercise price of $13.63 per share. The options vest at a rate of 12.5% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2026. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.41%; dividend yield of 0.00%; expected volatility of common stock of 65.0% and expected life of options of 7.9 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	-	-	-	-	-
Granted	59	$13.63	$7.69	6.86	$102
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding, March 31, 2019	59	$13.63	$7.69	6.86	$102

11. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2019 and 2018 was $2.0 million and $4.0 million, respectively. The effective tax rate for the three months ended March 31, 2019 was 21.8% and differs from the statutory rate of 21% due to state income taxes. The effective tax rate for the three months ended March 31, 2018 was 42.7% and differs from the statutory rate of 21% due to deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

12. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $1,549 and $2,186 at March 31, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. The Company considers its

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of March 31, 2019 or December 31, 2018.

Leases.  The Company leases facilities under operating leases that typically have 10 ‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $131 and $91 for the three months ended March 31, 2019 and 2018, respectively. The Company also subleases properties to third parties, ranging from 3 ‑year to 11 ‑year terms with various renewal options. Rental income from the subleased property was approximately $89 and $92 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at March 31, 2019, are as follows:

2019	$451
2020	513
2021	450
2022	374
2023	318
Thereafter	969
Total	$3,075

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging , requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities.  The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at March 31, 2019 and has a maturity of May 11, 2020.  The fair values of the interest rate swap agreement are assets included in prepaid expenses and other current assets and were $50 and $80 at March 31, 2019 and December 31, 2018, respectively. Included in the statements of operations for the three months ended March 31, 2019 and 2018 were losses of $16 and $7, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

Fair Value Measurements

The Company accounts for its investments and derivative instruments in accordance with ASC 820‑10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820‑10, Fair Value Measurement, are as follows:

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $105,108 compared to the book value of $98,904 as of March 31, 2019, and a fair value of approximately $109,231 compared to the book value of $97,175 as of December 31, 2018. This is a Level III valuation technique.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

14. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted‑average number of common shares outstanding during each reporting period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Three months ended
	March 31,
	2019	2018
Numerator:
Net income (in 000's)	$7,213	$5,361
Denominator:
Basic weighted-average common shares outstanding	24,516,762	20,000,000
Effect of dilutive securites:
Restricted stock grants	54,326	-
Diluted weighted-average common shares outstanding	24,571,088	20,000,000
Earnings per share attributable to Legacy Housing Corp
Basic	$0.29	$0.27
Diluted	$0.29	$0.27

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $481 and $414 as of March 31, 2019 and December 31, 2018, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $0 and $123 as of March 31, 2019 and December 31, 2018, respectively. Home sales to Bell Mobile Homes were $858 and $583 for the three months ended March 31, 2019 and 2018, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $224 and $832 as of March 31, 2019 and December 31, 2018, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to Shipley and Sons was $14 for the three months ended March 31, 2018. On October 18, 2018, this note payable was paid in full.

At March 31, 2019, the Company has a receivable of $375 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of March 31, 2019.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

16. SUBSEQUENT EVENTS

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock, Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

In connection with the preparation of these financial statements, an evaluation of subsequent events was performed through the date of filing and there were no other events that have occurred that would require adjustments to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q. It contains forward‑looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward‑looking statements as a result of various factors, including those discussed in this Form 10-Q and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.”

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2018. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $18,000 to $122,000. For the three months ended March 31, 2019, we sold 918 home sections (which are entire homes or single floors that are combined to create complete homes) and for the three months ended March 31, 2018, we sold 1,032 home sections. We commenced operations in 2005 and have experienced strong sales growth and increased our equity holders’ capital at a compound annual growth rate of approximately 28% between 2009 and 2018.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 111 independent retail locations, 12 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 12 company‑owned retail locations, including ten Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the three months ended March 31, 2019, approximately 54% of our manufactured homes were sold in Texas, followed by 10% in Georgia, 8% in Florida, 8% in Kansas and 5% in Michigan. For the three months ended March 31, 2018, 48% of our  manufactured homes were sold in Texas, followed by 20% in Georgia, 13% in Louisiana, 4% in Colorado and 4% in Oklahoma. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company‑owned retail locations in new and existing markets.

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

Corporate Conversion

Prior to January 1, 2018, we were a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation pursuant to a statutory conversion, or the Corporate Conversion, and changed our name to Legacy Housing Corporation. All of our outstanding partnership interests were converted on a proportional basis into shares of common stock of Legacy Housing Corporation. For more information, see “Corporate Conversion” in Note 1.

Following the Corporate Conversion, Legacy Housing Corporation continues to hold all of the property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. continue as the debts and obligations of Legacy Housing Corporation. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top‑tier entity in our corporate structure is a corporation rather than a limited partnership and so that our existing owners own shares of our common stock rather than partnership interests in a limited partnership. Except as otherwise noted, the financial statements included in this Form 10-Q are those of Legacy Housing, Ltd.

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

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2019 and 2018 (in thousands)

	Three months ended
	March 31,
	2019	2018	$ change	% change
Net revenue:
Product sales	$31,550	$37,414	$(5,864)	(15.7)%
Consumer and MHP loans interest	5,530	4,394	1,136	25.9%
Other	874	878	(4)	(0.5)%
Total net revenue	37,954	42,686	(4,732)	(11.1)%
Operating expenses:
Cost of product sales	21,885	27,647	(5,762)	(20.8)%
Selling, general administrative expenses	6,491	4,799	1,692	35.3%
Dealer incentive	210	335	(125)	(37.3)%
Income from operations	9,368	9,905	(537)	(5.4)%
Other income (expense)
Non‑operating interest income	39	51	(12)	(23.5)%
Miscellaneous, net	3	34	(31)	(91.2)%
Interest expense	(189)	(639)	450	(70.4)%
Total other	(147)	(554)	407	(73.5)%
Income before income tax expense	9,221	9,351	(130)	(1.4)%
Income tax expense	(2,008)	(3,990)	1,982	(49.7)%
Net income	$7,213	$5,361	$1,852	34.5%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales decreased $5.9 million, or 15.7%, during the three months ended March 31, 2019 as compared to the same period in 2018. This change was driven by a 15.9% decrease in volume of homes sold.  The first quarter of 2018 included $8.9 million of sales as a subcontractor operating under a contract with FEMA to provide housing for victims of Hurricane Harvey.  Direct sales decreased $8.1 million to $4.5 million in 2019 from $12.5 million in 2018 primarily due to the nonrecurring sales to FEMA.  Commercial sales increased $5.5 million to $12.5 million in 2019 from $7.0 million in 2018, and our company‑owned retail stores sales increased $0.8 million to $3.3 million in 2019 from $2.5 million in 2018.  These increases were partially offset by a net $2.7 million decrease in consignment sales. The remaining decrease of $1.4 million is primarily due to a decline in direct freight related to the 2018 FEMA sales.

Net revenue attributable to our factory‑built housing consisted of the following during the first three months of 2019 and 2018:

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$31,550	$37,414	$(5,864)	(15.7)%
Total products sold	767	912	(145)	(15.9)%
Net revenue per product sold	$41,134	$41,024	$110	0.3%

For the three months ended 2019,  our net revenue per product sold increased in part because of increased sales to manufactured home communities and increased sales through our company‑owned stores, all of which carry higher margins. In addition, there were multiple price increases to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $1.1 million, or 25.9%, during the three months ended March 31, 2019 as compared to the same period in 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between March 31, 2019 and March 31, 2018 our consumer loan portfolio increased by $10.3 million and the MHP Note portfolio increased by $11.2 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue remained flat at $0.9 million for the three months ended March 31, 2019 and 2018 as a $0.1 million increase in consignment fees was offset by a $0.1 decrease in service fees.

The cost of product sales decreased $5.8 million, or 20.8%, during the three months ended March 31, 2019 as compared to the same period in 2018. The reduction in costs is primarily related to the declining number of homes sold in 2019.

Selling, general and administrative expenses increased $1.7 million, or 35.3%, during the three months ended March 31, 2019 as compared to the same period in 2018. This increase was primarily due to increased operations of our company‑owned retail lots, increases in advertisng and promotions, the opening of a corporate office in Bedford, Texas and a sales office in Norcross, Georgia. We also incurred an increase in accounting fees, incentive compensation and non-capitalizable costs related to our operations as a public company. These increases were partially offset by a $0.6 million decrease in warranty costs related to the decline in product sales to FEMA. In addition, dealer incentive expense decreased $0.1 million, or 37.3% in 2019 as compared to 2018. This decrease was the result of our decline in consignment sales.

Other income (expense), net was a loss of $0.1 million during the three months ended March 31, 2019 as compared to a loss of $0.6 million in 2018.  This decline was primarily due to a decrease of $43.6 million in our average borrowings outstanding on our lines of credit after the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense during the three months ended March 31, 2019 was $2.0 million compared to $4.0 million for the same period in 2018.  The effective tax rate for the three months ended March 31, 2019 was 21.8% and differs from the statutory rate of 21% due to state income taxes. The effective tax rate for the three months ended March 31, 2018 was 42.7% and differs from the statutory rate of 21% due to recognition of a $2.1 million deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash and cash equivalents at March 31, 2019, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of March 31, 2019,  we had approximately $3.1 million in cash and cash equivalents, compared to $2.6 million as of December 31, 2018. In January 2019, we recived gross proceeds of $7.2 million from the exercise of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the IPO. These proceeds were primarily used for payments to reduce our borrowings under the lines of credit.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018

Net cash provided by operating activities	$3,391	$4,488
Net cash used in investing activities	$(1,985)	$(489)
Net cash provided by (used in) financing activities	$(907)	$(2,717)
Net change in cash and cash equivalents	$499	$1,282
Cash and cash equivalents at beginning of period	$2,599	$428
Cash and cash equivalents at end of period	$3,098	$1,710

Comparison of Cash Flow Activities from March 31, 2019 to March 31, 2018

Net cash provided by operating activities decreased $1.1 million during the three months ended March 31, 2019, compared to the comparable period in 2018, primarily as a result of an increase in net working capital used for additional loan originations associated with higher demand for home sales to MHPs and a decrease in cash collections on accounts receivable.  The decrease in operating cash flows described above was partially offset from cash generated by operating income before non-cash adjustments, a decrease in inventory purchases and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities of $2.0 million in 2019 was primarily attributable to $0.6 million used for the acquisition of land for development, $0.1 million used to purchase consumer loans and $1.4 million used for loans to third parties for the development of manufactured housing parks. In addition, we had capital expenditures of $0.1 million for property plant and equipment and $0.1 million for transportion equipment. These were offset by collections of $0.1 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.2 million from our purchased consumer loans.

Net cash used in financing activities of $0.9 million in 2019 was primarily attributable to net payments of $6.5 million on our lines of credit, $0.5 million of payments on our notes payable and $0.6 million of payments to reduce our escrow liability, offset by net proceeds of $6.7 million from the issuance of our common stock.

Indebtedness

Capital One Revolver.  We have a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 as of March 31, 2019.  On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability under Revolver 1 to $45,000,000. For the three months ended March 31, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of March 31, 2019 and December 31, 2018 were 4.88% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $39,839,000 and $41,321,000 at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, interest expense was $73,000 and $416,000, respectively. The outstanding balance as of March 31, 2019 and December 31, 2018 $5,161,000 and $3,679,000, respectively. We were in compliance with all financial covenants as of March 31, 2019, including that we maintain a tangible net worth of at least $90,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2019 and December 31, 2018  was 4.99% and 4.85%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $17,999,000 and $10,000,000 at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, interest expense was $61,000 and $154,000, respectively. The outstanding balance as of March 31, 2019 and December 31, 2018  was $2,001,000 and $10,000,000, respectively. We were in compliance with all financial covenants as of March 31, 2019, including that we maintain a tangible net worth of at least $80,000,000.

Notes Payable.  We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of March 31, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain of our real property. Interest expense was $38,000 and $40,000 for the three months ended March 31, 2019 and 2018, respectively. The balance outstanding on the note payable at March 31, 2019 and December 31, 2018 was $3,506,000 and $3,552,000, respectively.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 and $7,000 for the three months ended March 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414,000. In January 2019, this note was paid in full.

Notes Payable to an Affiliate.  On February 2, 2016, we entered into a $1,500,000 note payable agreement with stated annual interest rates of 3.75% with Shipley & Sons, Ltd., a related party through the common ownership of Kenneth E. Shipley, a significant shareholder of our company and our Co‑Chief Executive Officer. The note is due on demand. Interest paid on the note payable was $14,000 for the three months ended March 31, 2018. On October 18, 2018, this note payable was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of March 31, 2019, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2019:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	5 years
Lines of credit	$7,163,000	—	7,163,000	—	—
Notes payable	3,506,000	138,000	392,000	429,000	2,547,000
Operating lease obligations	$3,075,000	451,000	963,000	692,000	969,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a  repurchase agreement with a  financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $1,549,000 and $2,186,000 as of March 31, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2019.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2018. Other than recent accounting pronouncement adoptions discussed in Note 1 of our condensed financial statements, we had no significant changes in those critical accounting estimates since our last annual report.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report

Emerging Growth Company Status

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies

Item 4.  Controls and Procedures.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2019 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on April 9, 2019, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2018. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2019 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2019.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 11 - Commitments and Contingencies in our March 31, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit No.		Description
EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS	-	XBRL Instance Document.

EXHIBIT 101.SCH	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Dated: May 15, 2019	By:	/s/ Jeffrey V. Burt
Name: Jeffrey V. Burt
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)