Form 10-Q
period 2019-06-30
Legacy Housing Corp
filed 2019-08-14
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

There were 24,722,936 shares of Common Stock ($0.001 par value) outstanding as of August 9, 2019.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,422	$2,599
Accounts receivable, net of allowance for doubtful accounts	3,488	2,953
Current portion of consumer loans	5,252	4,945
Current portion of notes receivable from mobile home parks (“MHP”)	9,168	7,297
Current portion of other notes receivable	222	379
Inventories	33,584	42,033
Prepaid expenses and other current assets	2,593	2,938
Total current assets	56,729	63,144
Property, plant and equipment, net	18,041	17,128
Consumer loans, net of deferred financing fees and allowance for loan losses	95,772	92,230
Notes receivable from mobile home parks (“MHP”)	62,830	50,638
Other notes receivable, net of allowance for loan losses	3,179	1,912
Other assets	3,836	2,587
Inventory non‑current	11,429	7,399
Total assets	$251,816	$235,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,760	$2,828
Accrued liabilities	10,605	9,156
Customer deposits	1,597	2,222
Escrow liability	6,057	5,951
Line of credit	7,124	—
Current portion of notes payable	187	228
Total current liabilities	29,330	20,385
Long‑term liabilities:
Lines of credit	2,001	13,679
Deferred income taxes	1,842	1,842
Note payable, net of current portion	3,274	3,737
Dealer incentive liability	6,187	6,115
Total liabilities	42,634	45,758
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,617,143 and
24,000,000 issued at June 30, 2019 and December 31, 2018, respectively	25	24
Treasury stock, 300,000 and -0- shares at June 30, 2019 and December 31, 2018, respectively	(3,060)	—
Additional paid-in-capital	174,858	167,743
Retained earnings	37,359	21,513
Total stockholders' equity	209,182	189,280
Total liabilities and stockholders' equity	$251,816	$235,038

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenue:
Product sales	$39,766	$38,188	$71,316	$75,602
Consumer and MHP loans interest	5,112	4,504	10,642	8,897
Other	883	1,314	1,757	2,191
Total net revenue	45,761	44,006	83,715	86,690
Operating expenses:
Cost of product sales	27,876	29,335	49,760	56,981
Selling, general administrative expenses	6,144	5,175	12,635	9,974
Dealer incentive	239	2	449	337
Income from operations	11,502	9,494	20,871	19,398
Other income (expense):
Non‑operating interest income	46	64	85	115
Miscellaneous, net	31	45	33	79
Interest expense	(158)	(669)	(347)	(1,308)
Total other	(81)	(560)	(229)	(1,114)
Income before income tax expense	11,421	8,934	20,642	18,284
Income tax expense	(2,788)	(2,046)	(4,796)	(6,036)
Net income	$8,633	$6,888	$15,846	$12,248
Weighted average shares outstanding:
Basic	24,369,890	20,000,000	24,442,921	20,000,000
Diluted	24,369,890	20,000,000	24,457,967	20,000,000
Net income per share:
Basic	$0.35	$0.34	$0.65	$0.61
Diluted	$0.35	$0.34	$0.65	$0.61

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF  CASH  FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income	$15,846	$12,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	494	402
Provision for loan loss—consumer loans	1,449	302
Deferred income taxes	—	1,705
Share based payment expense	422	—
Changes in operating assets and liabilities:
Accounts receivable	(535)	1,252
Consumer loans originations	(9,789)	(9,011)
Consumer loans principal collections	4,128	4,434
Notes receivable MHP originations	(29,079)	(17,683)
Notes receivable MHP principal collections	15,016	11,053
Inventories	4,419	(2,146)
Prepaid expenses and other current assets	388	(1,077)
Other assets	(1,248)	522
Accounts payable	934	(1,931)
Accrued liabilities	1,449	3,898
Customer deposits	(625)	(648)
Dealer incentive liability	72	(364)
Net cash provided by operating activities	3,341	2,956
Investing activities:
Purchases of property, plant and equipment	(1,454)	(4,708)
Issuance of notes receivable	(1,531)	(1,010)
Notes receivable collections	522	707
Purchases of consumer loans	(101)	(48)
Collections from purchased consumer loans	364	146
Net cash used in investing activities	(2,200)	(4,913)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	7,200	—
Offering cost for over-allotment of initial public offering	(505)	—
Treasury stock purchase	(3,060)	—
Escrow liability	106	121
Principal payments on note payable	(504)	(111)
Proceeds from lines of credit	26,284	30,805
Payments on lines of credit	(30,839)	(28,514)
Net cash provided by (used in) financing activities	(1,318)	2,301
Net increase (decrease) in cash and cash equivalents	(177)	344
Cash and cash equivalents at beginning of period	2,599	428
Cash and cash equivalents at end of period	$2,422	$772
Supplemental disclosure of cash flow information:
Cash paid for interest	$405	$1,223
Cash paid for taxes	$3,051	$1,100

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  CHANGES IN  STOCKHOLDER’S  EQUITY

(in thousands, except share data)

(unaudited)

	Total Partners’	Common Stock		Additional	Retained
	capital	Shares	Amount	paid in capital	earnings	Total
Balances, December 31, 2017	$124,271	—	$—	$—	$—	$—
Shares issued upon incorporation	(124,271)	20,000,000	20	124,251	—	124,271
Net income	—	—	—	—	5,360	5,360
Balances, March 31, 2018	—	20,000,000	20	124,251	5,360	129,631
Net income	—	—	—	—	6,888	6,888
Balances, June 30, 2018	$—	20,000,000	$20	$124,251	$12,248	$136,519

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	Stock	paid in capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	—	234	—	234
Net income	—	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	25	—	174,671	28,726	203,422
Share based compensation expense and stock units vested	—	—	—	187	—	187
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	8,633	8,633
Balances, June 30, 2019	24,617,143	$25	$(3,060)	$174,858	$37,359	$209,182

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

In December 2018, the Company sold 4,000,000 shares of its common stock through an initial public offering (“IPO”) at $12.00 per share. Proceeds from the IPO, net of $4,504 of underwriting discounts and offering expenses paid by the Company, were $43,492. In January 2019, the Company sold an additional 600,000 shares of its common stock as part of the IPO at $12.00 per share. Proceeds from the January 2019 issuance, net of $505 of underwriting discounts and offering expenses paid by the Company, were $6,695.

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

December 31, 2018 (the "Form 10-K"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five‑step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry‑specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the requirements of the new revenue standard on January 1, 2019 using the modified retrospective transition method, applied to contracts that were not completed as of the date of initial application, which did not have a material impact on the financial statements.

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

Product sales, primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which takes the form of a consignment arrangement. Consignment Sales are considered sales of consigned homes from independent dealers to individual customers. Retail Store Sales are homes sold through Company-owned retail locations. Consignment Sales and Retail Sales of homes may be financed by the Company, by a third party, or in paid in cash.

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customers is satisfied which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers. For financed sales by the Company, the

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

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

For the three months ended June 30, 2019 and 2018, total cost of product sales included $7,573 and $4,029 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales. For the six months ended June 30, 2019 and 2018, total cost of product sales included $11,900 and $10,004 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Product sales:
Direct sales	$5,553	$7,608	$10,000	$20,154
Commercial sales	17,604	9,130	30,107	16,165
Consignment sales	10,625	16,039	20,662	28,790
Retail store sales	4,928	4,438	8,269	6,997
Other (1)	1,056	973	2,278	3,496
Total product sales	39,766	38,188	71,316	75,602
Consumer and MHP loans interest:
Interest - consumer installment notes	3,697	3,295	7,828	6,616
Interest - MHP notes	1,415	1,209	2,814	2,281
Total consumer and MHP loans interest	5,112	4,504	10,642	8,897
Other	883	1,314	1,757	2,191
Total net revenue	$45,761	$44,006	$83,715	$86,690
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the award’s estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. The Company has elected to record forfeitures as they occur. Compensation cost is recognized on a straight-line basis over the vesting period of the awards and adjusted as forfeitures occur.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

Recent Accounting Pronouncements

The Company has elected to use longer phase‑in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. The Company plans to use longer phase‑in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2020. Modified retrospective application and early adoption is permitted. The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the balance sheet but will not have a material impact on the statement of operations.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 14.1% as of June 30, 2019 and approximately 14.0% as of December 31, 2018. Consumer loans receivable have maturities that range from 5 to 25 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $6,057 and $5,951 as of June 30, 2019 and December 31, 2018, respectively, and are included in escrow liability in the balance sheets.

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

Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged off when deemed uncollectible. A loan is generally deemed impaired if it is  more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. The Company uses various factors to determine the value of the underlying collateral for impaired loans. These factors are: (1) the length of time the unit was unsold after construction; (2) the amount of time

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts; (4) units located on private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,477 and $1,175 as of June 30, 2019 and December 31, 2018, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Consumer loans receivable	$105,038	$101,049
Loan discount and deferred financing fees, net	(3,201)	(3,162)
Allowance for loan losses	(813)	(712)
Consumer loans receivable, net	$101,024	$97,175

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$885	$854	$712	$805
Provision for loan losses	30	263	437	380
Charge offs	(102)	(326)	(336)	(394)
Allowance for loan losses	$813	$791	$813	$791

The impaired and general reserve for allowance for loan losses:

	As of June 30,	As of December 31,
	2019	2018
Total consumer loans	$105,038	$101,049
Total allowance for loan losses	813	712
Impaired loans individually evaluated for impairment	1,429	1,445
Specific reserve against impaired loans	394	427
Other loans collectively evaluated for allowance	103,609	99,604
General allowance for loan losses	419	285

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

As of June 30, 2019 and December 31, 2018, the total principal outstanding for consumer loans on nonaccrual status was $1,429 and $1,445, respectively. A detailed aging of consumer loans receivable that are past due as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30,		As of December 31,
	2019	%	2018	%
Total consumer loans receivable	$105,038	100.0	$101,049	100.0
Past due consumer loans:
31 - 60 days past due	$469	0.4	$968	1.0
61 - 90 days past due	563	0.5	404	0.4
91 - 120 days past due	116	0.1	133	0.1
Greater than 120 days past due	859	0.8	843	0.8
Total past due	$2,007	1.9	$2,348	2.3

3.  NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts.

There were minimal past due balances on the MHP Notes as of June 30, 2019 and December 31, 2018 and no charge offs were recorded for MHP Notes during the three and six months ended June 30, 2019 and 2018, respectively.  Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of June 30, 2019 and December 31, 2018.

4. OTHER NOTES RECEIVABLE

The balance outstanding on the other notes receivable were as follows:

	As of June 30,	As of December 31,
	2019	2018
Outstanding principal balance	$3,470	$2,354
Allowance for loan losses	(69)	(63)
Total	$3,401	$2,291

5. INVENTORIES

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Raw materials	$10,043	$13,481
Work in progress	335	526
Finished goods	34,635	35,425
Total	$45,013	$49,432

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
Land	$9,072	$8,081
Buildings and leasehold improvements	9,379	9,234
Vehicles	1,552	1,477
Machinery and equipment	3,518	3,385
Furniture and fixtures	215	161
Total	23,736	22,338
Less accumulated depreciation	(5,695)	(5,210)
Total property, plant and equipment	$18,041	$17,128

Depreciation expense was $253 with $91 included as a component of cost of product sales for the three months ended June 30, 2019 and $206 with $75 included as a component of cost of product sales for the three‑months ended June 30, 2018. Depreciation expense was $494 with $181 included as a component of cost of product sales for the six months ended June 30, 2019 and $402 with $150 included as a component of cost of product sales for the six months ended June 30, 2018.

7. OTHER ASSETS

Other assets includes leased property of $2,046 and $1,088 at June 30, 2019 and December 31, 2018, respectively, prepaid rent in the amount of $312 and $324 at June 30, 2019 and December 31, 2018, respectively, and repossessed loans of $1,477 and $1,175 at June 30, 2019 and December 31, 2018, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
Warranty liability	$3,177	$3,027
Litigation reserve	495	570
Federal and state taxes payable	3,990	2,252
Accrued expenses & other accrued liabilities	2,943	3,307
Total	$10,605	$9,156

9. DEBT

Lines of Credit

Revolver 1

The Company has a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 as of June 30, 2019. On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability to $45,000. For the six months ended June 30, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

of June 30, 2019 and December 31, 2018 were 4.83% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $37,876 and $41,321 at June 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of June 30, 2019. For the six months ended June 30, 2019 and 2018, interest expense was $139 and $858, respectively. The outstanding balance as of June 30, 2019 and December 31, 2018 $7,124 and $3,679, respectively. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $90,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of June 30, 2019 and December 31, 2018 were 4.94% and 4.85%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,568 and $10,000 at June 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of June 30, 2019. For the six months ended June 30, 2019 and 2018, interest expense was $86 and $323, respectively. The outstanding balance as of June 30, 2019 and December 31, 2018 was $2,001 and $10,000. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000.

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for monthly payments of $30 with a final payment due at maturity. The interest rates in effect as of June 30, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain real property of the Company. Interest expense was $76 and $81 for the six months ended June 30, 2019 and 2018, respectively. The balance outstanding on the note payable at June 30, 2019 and December 31, 2018 was $3,461 and $3,552, respectively.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $1 and $14 for the six months ended June 30, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414. In January 2019, this note was paid in full.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

Future minimum principal payments on notes payable at June 30, 2019 were as follows:

2019	$93
2020	191
2021	201
2022	210
2023	219
Thereafter	2,547
$3,461

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note is due on demand. Interest paid on the note payable was $28 for the six months ended June 30, 2018. In  October 2018, this note payable was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2019, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2019, the Company had 9.8 million shares available for grant under the Compensation Plan.

The Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and become fully vested on December 13, 2019.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2019	-	-
Granted	123	$13.63
Vested	17	$13.63
Nonvested, June 30, 2019	106	$13.63

As of June 30, 2019, approximately 106,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at June 30, 2019 was $1,332 and is expected to be recognized over 5.61 years.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	—	—	—	—	—
Granted	59	$13.63	$7.69	9.61	$—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, June 30, 2019	59	$13.63	$7.69	9.61	$—

11. INCOME TAXES

The provision for income tax expense for the six months ended June 30, 2019 and 2018 was $4.8 million and $6.0 million, respectively. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the statutory rate of 21% due to state income taxes. The effective tax rate for the six months ended June 30, 2018 was 33.0% and differs from the statutory rate of 21% due to deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

12. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $536 and $2,186 at June 30, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. The Company considers its

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of June 30, 2019 or December 31, 2018.

Leases.  The Company leases facilities under operating leases that typically have 10 ‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $264 and $194 for the six months ended June 30, 2019 and 2018, respectively. The Company also subleases properties to third parties, ranging from 3 ‑year to 11 ‑year terms with various renewal options. Rental income from the subleased property was approximately $186 and $188 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at June 30, 2019, are as follows:

2019	$300
2020	513
2021	450
2022	374
2023	318
Thereafter	969
Total	$2,924

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging , requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities.  The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at June 30, 2019 and has a maturity of May 11, 2020.  The fair values of the interest rate swap agreement are assets included in prepaid expenses and other current assets and were $6 and $80 at June 30, 2019 and December 31, 2018, respectively. Included in the statements of operations for the six months ended June 30, 2019 and 2018 were losses of $46 and $5, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair values of the interest rate swap were valued at a $6 asset as of June 30, 2019 and a $80 asset as of December 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $117,000 compared to the book value of $101,024 as of June 30, 2019, and a fair value of approximately $109,000 compared to the book value of $97,175 as of December 31, 2018. This is a Level III valuation technique.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (in 000's)	$8,633	$6,888	$15,846	$12,248
Denominator:
Basic weighted-average common shares outstanding	24,369,890	20,000,000	24,442,921	20,000,000
Effect of dilutive securites:
Restricted stock grants	-	-	15,046	-
Diluted weighted-average common shares outstanding	24,369,890	20,000,000	24,457,967	20,000,000
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.35	$0.34	$0.65	$0.61
Diluted	$0.35	$0.34	$0.65	$0.61

The diluted earnings per share calculation excludes 164,487 potential shares and 149,441 potential shares for the three and six months ended June 30, 2019 because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $529 and $414 as of June 30, 2019 and December 31, 2018, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $104 and $123 as of June 30, 2019 and December 31, 2018, respectively. Home sales to Bell Mobile Homes were $1,432 and $1,353 for the three months ended June 30, 2019 and 2018, respectively and $2,290 and $1,936 for the six months ended June 30, 2019 and 2018, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to Shipley and Sons was $28 for the six months ended June 30, 2018. On October 18, 2018, this note payable was paid in full.

At June 30, 2019, the Company has a receivable of $390 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of June 30, 2019.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

16. SUBSEQUENT EVENTS

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2018. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $18,000 to $122,000. For the three and six months ended June 30, 2019, we sold 1,028 and 1,946 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and six months ended June 30, 2018, we sold 1,099 and 2,131 home sections, respectively. We commenced operations in 2005 and have experienced strong sales growth and increased our equity holders’ capital at a compound annual growth rate of approximately 28% between 2009 and 2018.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 111 independent retail locations, 12 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 12 company‑owned retail locations, including ten Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the six months ended June 30, 2019, approximately 52% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 7% in Florida, 6% in Kansas and 5% in South Carolina. For the six months ended June 30, 2018, 56% of our  manufactured homes were sold in Texas, followed by 12% in Georgia, 11% in Louisiana, 5% in Arkansas, 4% in Oklahoma and 3% in Colorado We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company‑owned retail locations in new and existing markets.

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

Following the Corporate Conversion, Legacy Housing Corporation continues to hold all of the property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. continue as the debts and obligations of Legacy Housing Corporation. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top‑tier entity in our corporate structure is a corporation rather than a limited partnership and so that our existing owners own shares of our common stock rather than partnership interests in a limited partnership. Except as otherwise noted, the financial statements included in this Form 10-Q are those of Legacy Housing Corporation.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

•

Consistent with our long‑term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We expect to open 6 to 10 additional retail centers by the end of 2020.

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

Comparison of Three Months ended June 30, 2019 and 2018 (in thousands)

	Three months ended
	June 30,
	2019	2018	$ change	% change
Net revenue:
Product sales	$39,766	$38,188	$1,578	4.1%
Consumer and MHP loans interest	5,112	4,504	608	13.5%
Other	883	1,314	(431)	(32.8)%
Total net revenue	45,761	44,006	1,755	4.0%
Operating expenses:
Cost of product sales	27,876	29,335	(1,459)	(5.0)%
Selling, general administrative expenses	6,144	5,175	969	18.7%
Dealer incentive	239	2	237	11,850.0%
Income from operations	11,502	9,494	2,008	21.2%
Other income (expense)
Non‑operating interest income	46	64	(18)	(28.1)%
Miscellaneous, net	31	45	(14)	(31.1)%
Interest expense	(158)	(669)	511	(76.4)%
Total other	(81)	(560)	479	(85.5)%
Income before income tax expense	11,421	8,934	2,487	27.8%
Income tax expense	(2,788)	(2,046)	(742)	36.3%
Net income	$8,633	$6,888	$1,745	25.3%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $1.6 million, or 4.1%, during the three months ended June 30, 2019 as compared to the same period in 2018. This change was driven by an  increase in commercial sales and retail stores sales offset by a decline in direct sales and consignment sales. Commercial sales increased $8.5 million to $17.6 million in 2019 from $9.1 million in 2018, and our company‑owned retail stores sales increased $0.5 million to $4.9 million in 2019 from $4.4 million in 2018.  Other product sales increased $0.1 million to $1.1 million in 2019 from $1.0 million in 2018 and is primarily due to an increases in freight income. These increases were partially offset by a $5.4 million decrease in consignment sales to $ 10.6 million in 2019 from $16.0 million in 2018 and a $2.0 million decrease in direct sales to $5.6 million in 2019 from $7.6 million in 2018.

Net revenue attributable to our factory‑built housing consisted of the following during the three months of 2019 and 2018:

	Three Months Ended
	June 30,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$39,766	$38,188	$1,578	4.1%
Total products sold	891	935	(44)	(4.7)%
Net revenue per product sold	$44,631	$40,843	$3,788	9.3%

For the three months ended June 30, 2019,  our net revenue per product sold increased because of increased sales to manufactured home communities and increased sales through our company‑owned stores, both of which carry higher margins than our consignment sales and our direct sales. In addition, there were multiple price increases in the fourth quarter of 2018 to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $0.6 million, or 13.5%, during the three months ended June 30, 2019 as compared to the same period in 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2019 and June 30, 2018 our consumer loan portfolio increased by $10.5 million and the MHP Note portfolio increased by $15.9 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.4 million or 32.8% during the three months ended June 30, 2019 as compared to 2018 due to a $0.2 million decrease in service fees and a $0.2 decrease in other income.

The cost of product sales decreased $1.5 million, or 5.0%, during the three months ended June 30, 2019 as compared to the same period in 2018. The reduction in costs is primarily related to the declining number of home units sold in 2019.

Selling, general and administrative expenses increased $1.0 million, or 18.7%, during the three months ended June 30, 2019 as compared to the same period in 2018. This increase was primarily due to a $0.7 million increase related to the operations of our company‑owned retail lots, a $0.1 million increase in loan loss reserve and a $0.2 million increase in warranty costs. In addition, dealer incentive expense increased $0.2 million in 2019 as compared to 2018.

Other income (expense), net was a loss of $0.1 million during the three months ended June 30, 2019 as compared to a loss of $0.6 million in 2018.  This decline was primarily due to a decrease of $46.2 million in our average borrowings outstanding on our lines of credit after the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense during the three months ended June 30, 2019 was $2.8 million compared to $2.0 million for the same period in 2018.  The effective tax rate for the three months ended June 30, 2019 was 24.4% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2018 was 22.9% and differs from the federal statutory rate of 21% primarily due to state income taxes and other permanent differences between book and tax basis.

Comparison of Six Months ended June 30, 2019 and 2018 (in thousands)

	Six months ended
	June 30,
	2019	2018	$ change	% change
Net revenue:
Product sales	$71,316	$75,602	$(4,286)	(5.7)%
Consumer and MHP loans interest	10,642	8,897	1,745	19.6%
Other	1,757	2,191	(434)	(19.8)%
Total net revenue	83,715	86,690	(2,975)	(3.4)%
Operating expenses:
Cost of product sales	49,760	56,981	(7,221)	(12.7)%
Selling, general administrative expenses	12,635	9,974	2,661	26.7%
Dealer incentive	449	337	112	33.2%
Income from operations	20,871	19,398	1,473	7.6%
Other income (expense)
Non‑operating interest income	85	115	(30)	(26.1)%
Miscellaneous, net	33	79	(46)	(58.2)%
Interest expense	(347)	(1,308)	961	(73.5)%
Total other	(229)	(1,114)	885	(79.4)%
Income before income tax expense	20,642	18,284	2,358	12.9%
Income tax expense	(4,796)	(6,036)	1,240	(20.5)%
Net income	$15,846	$12,248	$3,598	29.4%

Product sales decreased $4.3 million, or 5.7%, during the six months ended June 30, 2019 as compared to the same period in 2018. This change was driven by a 10.1%  decrease in volume of homes sold. The first quarter of 2018 included $8.9 million of sales as a subcontractor operating under a contract with FEMA to provide housing for victims of Hurricane Harvey.  Direct sales decreased $10.2 million to $10.0 million in 2019 from $20.2 million in 2018 primarily due to the nonrecurring sales to FEMA.  Commercial sales increased $13.9 million to $30.1 million in 2019 from $16.2 million in 2018, and our company‑owned retail stores sales increased $1.3 million to $8.3 million in 2019 from $7.0 million in 2018.  These increases were offset by a net $8.1 million decrease in consignment sales to $20.7 million from $28.8 million in 2018 .  Other product sales decreased $1.2 million to $2.3 million in 2019 from $3.5 million in 2018 and is primarily due to a decline in direct freight related to the 2018 FEMA sales.

Net revenue attributable to our factory‑built housing consisted of the following during the six months of 2019 and 2018:

	Six Months Ended
	June 30,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$71,316	$75,602	$(4,286)	(5.7)%
Total products sold	1,658	1,845	(187)	(10.1)%
Net revenue per product sold	$43,013	$40,977	$2,036	5.0%

For the six months ended June 30, 2019,  our net revenue per product sold increased because of increased sales to manufactured home communities and increased sales through our company‑owned stores, both which carry higher margins than our consignment sales and our direct sales. In addition, there were multiple price increases in the fourth quarter of 2018 to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $1.8 million, or 19.6%, during the six months ended June 30, 2019 as compared to the same period in 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2019 and June 30, 2018 our consumer loan portfolio increased by $10.5 million and the MHP Note portfolio increased by $15.9 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.4 million or 19.8% during the six months ended June 30, 2019 as compared to the same period in 2018 due to a $0.2 million decrease in other income, a $0.1 million decrease in setup and service fees and a $0.1 decrease in consignment fees.

The cost of product sales decreased $7.2 million, or 12.7%, during the six months ended June 30, 2019 as compared to the same period in 2018. The reduction in costs is primarily related to the declining number of home units sold in 2019 including the decline in FEMA sales.

Selling, general and administrative expenses increased $2.7 million, or 26.7%, during the six months ended June 30, 2019 as compared to the same period in 2018. This increase was primarily due to a $1.2 million increase in salaries and incentive costs related to our operations as a public company, a $1.2 million increase related to the operations of our company‑owned retail lots, and a $0.3 million increase in advertisng and promotions. These increases were partially offset by a $0.5 million decrease in warranty costs related to the decline in product sales to FEMA. In addition, dealer incentive expense increased $0.1 million, or 33.2% in 2019 as compared to 2018.

Other income (expense), net was a loss of $0.2 million during the six months ended June 30, 2019 as compared to a loss of $1.1 million in 2018.  This decline was primarily due to a decrease of $44.9 million in our average borrowings outstanding on our lines of credit after the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense during the six months ended June 30, 2019 was $4.8 million compared to $6.0 million for the same period in 2018. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2018 was 33.0% and differs from the federal statutory rate of 21% due to recognition of a deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash and cash equivalents at June 30, 2019, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of June 30, 2019,  we had approximately $2.4 million in cash and cash equivalents, compared to $2.6 million as of December 31, 2018. In January 2019, we received gross proceeds of $7.2 million from the exercise of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the IPO. These proceeds were primarily used for payments to reduce our borrowings under the lines of credit.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2019	2018

Net cash provided by operating activities	$3,341	$2,956
Net cash used in investing activities	$(2,200)	$(4,913)
Net cash provided by (used in) financing activities	$(1,318)	$2,301
Net change in cash and cash equivalents	$(177)	$344
Cash and cash equivalents at beginning of period	$2,599	$428
Cash and cash equivalents at end of period	$2,422	$772

Comparison of Cash Flow Activities from June 30, 2019 to June 30, 2018

Net cash provided by operating activities increased $0.4 million during the six months ended June 30, 2019, compared to the comparable period in 2018.  The increase in operating cash flows was primarily due to cash generated by operating income before non-cash adjustments, a decrease in inventory purchases and an increase in accounts payable and accrued liabilities,  primarily as a result of an increase in net working capital used for additional loan originations associated with higher demand for home sales to MHPs and a decrease in cash collections on accounts receivable. These increases in operating cash flows were partially offset by an increase in net working capital used for additional loan originations associated with higher demand for home sales to MHPs and consumers, a decrease in customer deposits and a decrease in cash collections on accounts receivable.

Net cash used in investing activities of $2.2 million in 2019 was primarily attributable to $1.0 million used for the acquisition of land for development, $0.1 million used to purchase consumer loans and $1.5 million used for loans to third parties for the development of manufactured housing parks. In addition, we had capital expenditures of $0.2 million for property plant and equipment and $0.1 million for transportation equipment. These were offset by collections of $0.5 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.4 million from our purchased consumer loans.

Net cash used in financing activities of $1.3 million in 2019 was primarily attributable to net payments of $4.6 million on our lines of credit, $3.1 million for purchase of treasury stock and $0.5 million of payments on our notes payable,  offset by net proceeds of $6.7 million from the issuance of our common stock.

Indebtedness

Capital One Revolver.  We have a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 as of June 30, 2019.  On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability under Revolver 1 to $45,000,000. For the six months ended June 30, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of June 30, 2019 and December 31, 2018 were 4.83% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $37,876,000 and $41,321,000 at June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, interest expense was $139,000 and $858,000, respectively. The outstanding balance as of June 30, 2019 and December 31, 2018 was $7,124,000 and $3,679,000, respectively. We were in compliance with all financial covenants as of June 30, 2019, including that we maintain a tangible net worth of at least $90,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of June 30, 2019 and December 31, 2018  was 4.94% and 4.85%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $17,999,000 and $10,000,000 at June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, interest expense was $86,000 and $323,000, respectively. The outstanding balance as of June 30, 2019 and December 31, 2018  was $2,001,000 and $10,000,000, respectively. We were in compliance with all financial covenants as of June 30, 2019, including that we maintain a tangible net worth of at least $80,000,000.

Notes Payable.  We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of June 30, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain of our real property. Interest expense was $76,000 and $81,000 for the six months ended June 30, 2019 and 2018, respectively. The balance outstanding on the note payable at June 30, 2019 and December 31, 2018 was $3,461,000 and $3,552,000, respectively.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 and $14,000 for the six months ended June 30, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414,000. In January 2019, this note was paid in full.

Notes Payable to an Affiliate.  On February 2, 2016, we entered into a $1,500,000 note payable agreement with stated annual interest rates of 3.75% with Shipley & Sons, Ltd., a related party through the common ownership of Kenneth E. Shipley, a significant shareholder of our company and our Chief Executive Officer. The note is due on demand. Interest paid on the note payable was $28,000 for the six months ended June 30, 2018. On October 18, 2018, this note payable was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of June 30, 2019, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2019:

	Payments Due by Period

Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	After 2023
Lines of credit	$9,125,000	—	9,125,000	—	—
Notes payable	3,461,000	93,000	392,000	429,000	2,547,000
Operating lease obligations	$2,924,000	300,000	963,000	692,000	969,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a  repurchase agreement with a  financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $536,000 and $2,186,000 as of June 30, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2019.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report

Emerging Growth Company Status

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2019 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and as described below.

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

The material weaknesses in financial reporting as of June 30, 2019 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2020.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12  - Commitments and Contingencies in our June 30, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: August 14, 2019	By:	/s/ Cornelius Van Den Handel
Name: Cornelius Van Den Handel
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)