Form 10-Q
period 2019-09-30
Legacy Housing Corp
filed 2019-11-14
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 24,722,936 shares of Common Stock ($0.001 par value) outstanding as of November 8, 2019.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,864	$2,599
Accounts receivable, net of allowance for doubtful accounts	2,184	2,953
Current portion of consumer loans	8,109	4,945
Current portion of notes receivable from mobile home parks (“MHP”)	10,225	7,297
Current portion of other notes receivable	121	379
Inventories	27,981	42,033
Prepaid expenses and other current assets	2,805	2,938
Total current assets	53,289	63,144
Property, plant and equipment, net	20,837	17,128
Consumer loans, net of deferred financing fees and allowance for loan losses	94,981	92,230
Notes receivable from mobile home parks (“MHP”)	71,782	50,638
Other notes receivable, net of allowance for loan losses	5,090	1,912
Other assets	4,061	2,587
Inventory non‑current	12,302	7,399
Total assets	$262,342	$235,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,628	$2,828
Accrued liabilities	10,728	9,156
Customer deposits	1,745	2,222
Escrow liability	6,769	5,951
Line of credit	10,851	—
Current portion of notes payable	189	228
Total current liabilities	33,910	20,385
Long‑term liabilities:
Lines of credit	2,001	13,679
Deferred income taxes	1,842	1,842
Note payable, net of current portion	3,226	3,737
Dealer incentive liability	5,942	6,115
Total liabilities	46,921	45,758
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,617,143 and
24,000,000 issued at September 30, 2019 and December 31, 2018, respectively	25	24
Treasury stock, 300,000 and -0- shares at September 30, 2019 and December 31, 2018, respectively	(3,060)	—
Additional paid-in-capital	174,959	167,743
Retained earnings	43,497	21,513
Total stockholders' equity	215,421	189,280
Total liabilities and stockholders' equity	$262,342	$235,038

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenue:
Product sales	$35,355	$34,896	$106,671	$110,498
Consumer and MHP loans interest	5,688	4,755	16,330	13,653
Other	893	896	2,650	3,088
Total net revenue	41,936	40,547	125,651	127,239
Operating expenses:
Cost of product sales	27,504	26,341	77,265	83,323
Selling, general administrative expenses	6,293	4,794	18,928	14,768
Dealer incentive	85	122	534	459
Income from operations	8,054	9,290	28,924	28,689
Other income (expense):
Non‑operating interest income	115	74	200	189
Miscellaneous, net	12	43	46	122
Interest expense	(148)	(719)	(495)	(2,027)
Total other	(21)	(602)	(249)	(1,716)
Income before income tax expense	8,033	8,688	28,675	26,973
Income tax expense	(1,895)	(2,202)	(6,691)	(8,238)
Net income	$6,138	$6,486	$21,984	$18,735
Weighted average shares outstanding:
Basic	24,317,143	20,000,000	24,400,534	20,000,000
Diluted	24,338,839	20,000,000	24,421,355	20,000,000
Net income per share:
Basic	$0.25	$0.32	$0.90	$0.94
Diluted	$0.25	$0.32	$0.90	$0.94

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF  CASH  FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income	$21,984	$18,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	765	610
Provision for loan loss—consumer loans	650	571
Deferred income taxes	—	1,705
Share based payment expense	522	—
Changes in operating assets and liabilities:
Accounts receivable	768	1,116
Consumer loans originations	(14,356)	(14,381)
Consumer loans principal collections	7,280	6,253
Notes receivable MHP originations	(47,261)	(23,845)
Notes receivable MHP principal collections	23,190	13,552
Inventories	9,150	(3,298)
Prepaid expenses and other current assets	133	(1,380)
Other assets	(1,473)	800
Accounts payable	801	(2,853)
Accrued liabilities	1,573	4,133
Customer deposits	(477)	(1,142)
Dealer incentive liability	(173)	(733)
Net cash provided by (used in) operating activities	3,076	(157)
Investing activities:
Purchases of property, plant and equipment	(4,478)	(4,776)
Issuance of notes receivable	(3,391)	(1,310)
Notes receivable collections	572	117
Purchases of consumer loans	(101)	(48)
Collections from purchased consumer loans	512	719
Net cash used in investing activities	(6,886)	(5,298)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	7,200	—
Offering cost for over-allotment of initial public offering	(505)	—
Treasury stock purchase	(3,060)	—
Escrow liability	818	720
Principal payments on note payable	(550)	(160)
Proceeds from lines of credit	39,205	45,758
Payments on lines of credit	(40,033)	(40,842)
Net cash provided by financing activities	3,075	5,476
Net increase (decrease) in cash and cash equivalents	(735)	21
Cash and cash equivalents at beginning of period	2,599	428
Cash and cash equivalents at end of period	$1,864	$449
Supplemental disclosure of cash flow information:
Cash paid for interest	$552	$1,923
Cash paid for taxes	$5,039	$3,600

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  CHANGES IN  STOCKHOLDER’S  EQUITY

(in thousands, except share data)

(unaudited)

	Total Partners’	Common Stock		Additional	Retained
	capital	Shares	Amount	paid-in-capital	earnings	Total
Balances, December 31, 2017	$124,271	—	$—	$—	$—	$—
Shares issued upon incorporation	(124,271)	20,000,000	20	124,251	—	124,271
Net income	—	—	—	—	5,360	5,360
Balances, March 31, 2018	—	20,000,000	20	124,251	5,360	129,631
Net income	—	—	—	—	6,888	6,888
Balances, June 30, 2018	—	20,000,000	20	124,251	12,248	136,519
Net income	—	—	—	—	6,486	6,486
Balances, September 30, 2018	$—	20,000,000	$20	$124,251	$18,734	$143,005

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	—	234	—	234
Net income	—	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	25	—	174,671	28,726	203,422
Share based compensation expense and stock units vested	—	—	—	187	—	187
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	8,633	8,633
Balances, June 30, 2019	24,617,143	25	(3,060)	174,858	37,359	209,182
Share based compensation expense and stock units vested	—	—	—	101	—	101
Net income	—	—	—	—	6,138	6,138
Balances, September 30, 2019	24,617,143	$25	$(3,060)	$174,959	$43,497	$215,421

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other period. The accompanying consolidated balance sheet as of December 31, 2018 was derived from audited financial statements included in the Company's annual

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

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

For the three months ended September 30, 2019 and 2018, sales to an independent third-party and its affiliates accounted for $13,027 or 36.9%  and $1,653 or 4.7%  of our product sales, respectively. For the nine months ended September 30, 2019 and 2018, sales to the independent third-party and its affiliates accounted for $26,350 or 24.7% and $3,365 or 3.0% of our product sales, respectively.

For the three months ended September 30, 2019 and 2018, total cost of product sales included $4,713 and $2,158 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales. For the nine months ended September 30, 2019 and 2018, total cost of product sales included $16,600 and $12,131 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales:
Direct sales	$2,605	$5,902	$12,605	$26,056
Commercial sales	16,851	7,765	46,958	23,930
Consignment sales	11,552	16,377	32,215	45,167
Retail store sales	2,988	3,557	11,257	10,554
Other (1)	1,359	1,295	3,636	4,791
Total product sales	35,355	34,896	106,671	110,498
Consumer and MHP loans interest:
Interest - consumer installment notes	4,066	3,425	11,892	10,042
Interest - MHP notes	1,622	1,330	4,438	3,611
Total consumer and MHP loans interest	5,688	4,755	16,330	13,653
Other	893	896	2,650	3,088
Total net revenue	$41,936	$40,547	$125,651	$127,239
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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 14.1% as of September 30, 2019 and approximately 14.0% as of December 31, 2018. Consumer loans receivable have maturities that range from 5 to 25 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $6,769 and $5,951 as of September 30, 2019 and December 31, 2018, respectively, and are included in escrow liability in the balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,593 and $1,175 as of September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Consumer loans receivable	$106,936	$101,049
Loan discount and deferred financing fees, net	(3,039)	(3,162)
Allowance for loan losses	(807)	(712)
Consumer loans receivable, net	$103,090	$97,175

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$813	$791	$712	$805
Provision for loan losses	132	191	572	571
Charge offs	(138)	(319)	(477)	(713)
Allowance for loan losses	$807	$663	$807	$663

The impaired and general reserve for allowance for loan losses:

	As of September 30,	As of December 31,
	2019	2018
Total consumer loans	$106,936	$101,049
Total allowance for loan losses	807	712
Impaired loans individually evaluated for impairment	1,452	1,445
Specific reserve against impaired loans	411	427
Other loans collectively evaluated for allowance	105,484	99,604
General allowance for loan losses	396	285

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

As of September 30, 2019 and December 31, 2018, the total principal outstanding for consumer loans on nonaccrual status was $1,452 and $1,445, respectively. A detailed aging of consumer loans receivable that are past due as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30,		As of December 31,
	2019	%	2018	%
Total consumer loans receivable	$106,936	100.0	$101,049	100.0
Past due consumer loans:
31 - 60 days past due	$527	0.5	$968	1.0
61 - 90 days past due	443	0.4	404	0.4
91 - 120 days past due	79	0.1	133	0.1
Greater than 120 days past due	953	0.9	843	0.8
Total past due	$2,002	1.9	$2,348	2.3

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

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 34.8% and 8.1% of the principal balance outstanding, all of which was secured, as of September 30, 2019 and December 31, 2018, respectively.

There were minimal past due balances on the MHP Notes as of September 30, 2019 and December 31, 2018 and no charge offs were recorded for MHP Notes during the three and nine months ended September 30, 2019 and 2018, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of September 30, 2019 and December 31, 2018.

4. OTHER NOTES RECEIVABLE

The balance outstanding on the other notes receivable were as follows:

	As of September 30,	As of December 31,
	2019	2018
Outstanding principal balance	$5,282	$2,354
Allowance for loan losses	(71)	(63)
Total	$5,211	$2,291

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Raw materials	$8,746	$13,481
Work in progress	188	526
Finished goods	31,349	35,425
Total	$40,283	$49,432

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
Land	$11,543	$8,081
Buildings and leasehold improvements	9,851	9,234
Vehicles	1,569	1,477
Machinery and equipment	3,626	3,385
Furniture and fixtures	214	161
Total	26,803	22,338
Less accumulated depreciation	(5,966)	(5,210)
Total property, plant and equipment	$20,837	$17,128

Depreciation expense was $272 with $94 included as a component of cost of product sales for the three months ended September 30,  2019 and $209 with $76 included as a component of cost of product sales for the three‑months ended September 30, 2018. Depreciation expense was $766 with $275 included as a component of cost of product sales for the nine months ended September 30, 2019 and $610 with $226 included as a component of cost of product sales for the nine months ended September 30, 2018.

7. OTHER ASSETS

Other assets includes leased property of $2,162 and $1,088 at September 30, 2019 and December 31, 2018, respectively, prepaid rent in the amount of $306  and $324 at September 30, 2019 and December 31, 2018, respectively, and repossessed loans of $1,593 and $1,175 at September 30, 2019 and December 31, 2018, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
Warranty liability	$2,948	$3,027
Litigation reserve	500	570
Federal and state taxes payable	3,730	2,252
Accrued expenses & other accrued liabilities	3,550	3,307
Total	$10,728	$9,156

9. DEBT

Lines of Credit

Revolver 1

The Company has a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000  as of September 30, 2019. On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability to $45,000. For the nine months ended September 30, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of September 30, 2019 and December 31, 2018 were 4.47% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $34,149 and $41,321 at September 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of September 30, 2019. For the nine months ended September 30, 2019 and 2018, interest expense was $233 and $1,335, respectively. The outstanding balance as of September 30, 2019 and December 31, 2018 $10,851 and $3,679, respectively. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $90,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of September 30, 2019 and December 31, 2018 were 4.57% and 4.85%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $11,750 and $10,000 at September 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all required covenants as of September 30, 2019. For the nine months ended September 30, 2019 and 2018, interest expense was $111 and $505, respectively. The outstanding balance as of September 30, 2019 and December 31, 2018 was $2,001 and $10,000. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for monthly payments of $30 with a final payment due at maturity. The interest rates in effect as of September 30, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain real property of the Company. Interest expense was $113 and $122 for the nine months ended September 30, 2019 and 2018, respectively. The balance outstanding on the note payable at September 30, 2019 and December 31, 2018 was $3,415 and $3,552, respectively.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $1 and $21 for the nine months ended September 30, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414. In January 2019, this note was paid in full.

Future minimum principal payments on notes payable at September 30, 2019 were as follows:

2019	$47
2020	191
2021	201
2022	210
2023	219
Thereafter	2,547
$3,415

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note is due on demand. Interest paid on the note payable was $42 for the nine months ended September 30, 2018. In  October 2018, this note payable was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of September 30, 2019, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

contractual life of up to ten years. At September 30, 2019, the Company had 9.8 million shares available for grant under the Compensation Plan.

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

The Company granted 39,526 restricted shares of its common stock to a member of senior management. The shares were granted on August 2, 2019 and had a grant date fair value of $496. The shares vest at a rate of 20.0% annually, beginning on August 2, 2020, and becoming fully vested on August 2, 2024.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2019	-	-
Granted	162	$13.37
Vested	17	$13.63
Nonvested, September 30, 2019	145	$13.34

As of September 30, 2019, approximately 145,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at September 30, 2019 was $1,742 and is expected to be recognized over 5.36 years.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	—	—	—	—	—
Granted	59	$13.63	$7.69	9.36	$—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Outstanding, September 30, 2019	59	$13.63	$7.69	9.36	$—

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

11. INCOME TAXES

The provision for income tax expense for the nine months ended September 30, 2019 and 2018 was $6.7 million and $8.2 million, respectively. The effective tax rate for the nine months ended September 30, 2019 was 23.3% and differs from the statutory rate of 21% due to state income taxes. The effective tax rate for the nine months ended September 30, 2018 was 30.5% and differs from the statutory rate of 21% due to deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

12. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $611 and $2,186 at September 30, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of September 30, 2019 or December 31, 2018.

Leases.  The Company leases facilities under operating leases that typically have 10‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $403 and $276 for the nine months ended September 30, 2019 and 2018, respectively. The Company also subleases properties to third parties, ranging from 3‑year to 11‑year terms with various renewal options. Rental income from the subleased property was approximately $272 and $282 for the nine months ended September 30, 2019 and 2018, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at September 30, 2019, are as follows:

2019	$158
2020	549
2021	487
2022	412
2023	357
Thereafter	987
Total	$2,950

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging , requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities.  The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at September 30, 2019 and has a maturity of May 11, 2020.  The fair values of the interest rate swap agreement are assets included in prepaid expenses and other current assets and were $0  and $80 at September 30, 2019 and December 31, 2018, respectively. Included in the statements of operations for the nine months ended September 30, 2019 and 2018 were losses of $37 and $5, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

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

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair values of the interest rate swap were valued at $0 as of September 30, 2019 and a $80 asset as of December 31, 2018.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $120,000 compared to the book value of $103,090 as of September 30, 2019, and a fair value of approximately $109,000 compared to the book value of $97,175 as of December 31, 2018. This is a Level III valuation technique.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (in 000's)	$6,138	$6,486	$21,984	$18,735
Denominator:
Basic weighted-average common shares outstanding	24,317,143	20,000,000	24,400,534	20,000,000
Effect of dilutive securites:
Restricted stock grants	21,696	-	20,821	-
Diluted weighted-average common shares outstanding	24,338,839	20,000,000	24,421,355	20,000,000
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.25	$0.32	$0.90	$0.94
Diluted	$0.25	$0.32	$0.90	$0.94

The diluted earnings per share calculation excludes 123,624 potential shares and 124,498 potential shares for the three and nine months ended September 30, 2019 because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $384 and $414 as of September 30, 2019 and December 31, 2018, respectively. Accounts payable balances due to Bell Mobile Homes for

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

maintenance and related services were $71 and $123 as of September 30, 2019 and December 31, 2018, respectively. Home sales to Bell Mobile Homes were $829 and $698 for the three months ended September 30, 2019 and 2018, respectively and $3,118 and $2,634 for the nine months ended September 30, 2019 and 2018, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to Shipley and Sons was $14 and $42 for the three and nine months ended September 30, 2018. On October 18, 2018, this note payable was paid in full.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the second quarter of 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $18,000 to $122,000. For the three and nine months ended September 30, 2019, we sold 968 and 2,914 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and nine months ended September 30, 2018, we sold 914 and 3,045 home sections, respectively. We commenced operations in 2005 and have experienced strong sales growth and increased our equity holders’ capital at a compound annual growth rate of approximately 28% between 2009 and 2018.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 87 independent retail locations, 13 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company‑owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the nine months ended September 30, 2019, approximately 43% of our manufactured homes were sold in Texas, followed by 12% in Oklahoma, 7% in Alabama, 7% in Georgia, and 5% in Tennessee. For the nine months ended September 30, 2018, approximately 59% of our  manufactured homes were sold in Texas, followed by 12% in Georgia, 9% in Louisiana, and 4% in Oklahoma. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company‑owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

•

Consistent with our long‑term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We expect to open 2 to 4 additional retail centers by the end of 2020.

•

We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2019, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,400,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
			$8,967,000

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

Comparison of Three Months ended September 30, 2019 and 2018 (in thousands)

	Three months ended
	September 30,
	2019	2018	$ change	% change
Net revenue:
Product sales	$35,355	$34,896	$459	1.3%
Consumer and MHP loans interest	5,688	4,755	933	19.6%
Other	893	896	(3)	(0.3)%
Total net revenue	41,936	40,547	1,389	3.4%
Operating expenses:
Cost of product sales	27,504	26,341	1,163	4.4%
Selling, general administrative expenses	6,293	4,794	1,499	31.3%
Dealer incentive	85	122	(37)	(30.3)%
Income from operations	8,054	9,290	(1,236)	(13.3)%
Other income (expense)
Non‑operating interest income	115	74	41	55.4%
Miscellaneous, net	12	43	(31)	(72.1)%
Interest expense	(148)	(719)	571	(79.4)%
Total other	(21)	(602)	581	(96.5)%
Income before income tax expense	8,033	8,688	(655)	(7.5)%
Income tax expense	(1,895)	(2,202)	307	(13.9)%
Net income	$6,138	$6,486	$(348)	(5.4)%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $0.5 million, or 1.3%, during the three months ended September 30, 2019 as compared to the same period in 2018. This change was driven by an  increase in commercial sales and other product sales offset by a decline in direct sales, consignment sales and retail stores sales.  Commercial sales increased $9.1 million to $16.9 million in 2019 from $7.8 million in 2018, and were partially offset by a $4.8 million decrease in consignment sales to $11.6 million in 2019 from $16.4 million in 2018, a $3.3 million decrease in direct sales to $2.6 million in 2019 from $5.9 million in 2018 and a $0.6 million decrease in our company‑owned retail stores sales to $3.0 million in 2019 from $3.6 million in 2018.  Other product sales increased $0.1 million to $1.4 million in 2019 from $1.3 million in 2018 and is primarily due to an increases in parts sales and miscellaneous sales income.

Net revenue attributable to our factory‑built housing consisted of the following during the three months of 2019 and 2018:

	Three Months Ended
	September 30,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$35,355	$34,896	$459	1.3%
Total products sold	864	763	101	13.2%
Net revenue per product sold	$40,920	$45,735	$(4,815)	(10.5)%

For the three months ended September 30, 2019,  our net revenue per product sold decreased because of changes in our product sales mix. We had declines in our direct sales, consignment sales and through our company‑owned retail stores, partially offset by increased sales to manufactured home communities.    Sales through our company‑owned retail stores have higher margins than our consignment sales,  our direct sales and sales to manufactured home communities.

Consumer and MHP loans interest income grew $0.9 million, or 19.6%, during the three months ended September 30, 2019 as compared to the same period in 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 30, 2019 and September 30, 2018 our consumer loan portfolio increased by $5.9 million and the MHP Note portfolio increased by $24.1 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue remained flat at $0.9 million during the three months ended September 30, 2019 and 2018.

The cost of product sales increased $1.2 million, or 4.4%, during the three months ended September 30, 2019 as compared to the same period in 2018. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2019.

Selling, general and administrative expenses increased $1.5 million, or 31.2%, during the three months ended September 30, 2019 as compared to the same period in 2018. This increase was primarily due to a $0.4 million increase in salaries and incentive costs related to our operations as a public company, a $0.3 million increase in loan loss reserve, a $0.3 million increase in delivery cost, a $0.3 million increase in contract labor, a $0.2 million increase related to the operations of our company‑owned retail lots, a $0.1 increase in legal expenses and a $0.1 million increase in advertisng and promotions. These increases were partially offset by a $0.2 million decrease in consulting and professional fess and a $0.1 million decrease in warranty costs related to the decline in product sales to FEMA. In addition, dealer incentive expense was flat in 2019 as compared to 2018.

Other income (expense), net decreased $0.6 million, or 96.7%, during the three months ended September 30, 2019 as compared to the same period in 2018.  This decline was primarily due to a decrease of $46.0 million in our average borrowings outstanding on our lines of credit after the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense during the three months ended September 30, 2019 was $1.9 million compared to $2.2 million for the same period in 2018.  The effective tax rate for the three months ended September 30, 2019 was 23.5% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended September 30, 2018 was 25.3% and differs from the federal statutory rate of 21% primarily due to state income taxes and other permanent differences between book and tax basis.

Comparison of Nine Months ended September 30, 2019 and 2018 (in thousands)

	Nine months ended
	September 30,
	2019	2018	$ change	% change
Net revenue:
Product sales	$106,671	$110,498	$(3,827)	(3.5)%
Consumer and MHP loans interest	16,330	13,653	2,677	19.6%
Other	2,650	3,088	(438)	(14.2)%
Total net revenue	125,651	127,239	(1,588)	(1.2)%
Operating expenses:
Cost of product sales	77,265	83,323	(6,058)	(7.3)%
Selling, general administrative expenses	18,928	14,768	4,160	28.2%
Dealer incentive	534	459	75	16.3%
Income from operations	28,924	28,689	235	0.8%
Other income (expense)
Non‑operating interest income	200	189	11	5.8%
Miscellaneous, net	46	122	(76)	(62.3)%
Interest expense	(495)	(2,027)	1,532	(75.6)%
Total other	(249)	(1,716)	1,467	(85.5)%
Income before income tax expense	28,675	26,973	1,702	6.3%
Income tax expense	(6,691)	(8,238)	1,547	(18.8)%
Net income	$21,984	$18,735	$3,249	17.3%

Product sales decreased $3.8 million, or 3.5%, during the nine months ended September 30, 2019 as compared to the same period in 2018. This change was driven by a  3.3%  decrease in volume of homes sold. The first quarter of 2018 included $8.9 million of sales as a subcontractor operating under a contract with FEMA to provide housing for victims of Hurricane Harvey.  Direct sales decreased $13.5 million to $12.6 million in 2019 from $26.1 million in 2018 primarily due to the nonrecurring sales to FEMA.  Commercial sales increased $23.0 million to $47.0 million in 2019 from $23.0 million in 2018, and our company‑owned retail stores sales increased $0.7 million to $11.3 million in 2019 from $10.6 million in 2018.  These increases were offset by a net $13.0 million decrease in consignment sales to $32.2 million from $45.2 million in 2018.  Other product sales decreased $1.2 million to $3.6 million in 2019 from $4.8 million in 2018 and is primarily due to a decline in direct freight related to the 2018 FEMA sales.

Net revenue attributable to our factory‑built housing consisted of the following during the nine months of 2019 and 2018:

	Nine Months Ended
	September 30,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$106,671	$110,498	$(3,827)	(3.5)%
Total products sold	2,522	2,608	(86)	(3.3)%
Net revenue per product sold	$42,296	$42,369	$(73)	(0.2)%

For the nine months ended September 30, 2019,  our net revenue per product sold decreased because of changes in our product sales mix. We had declines in direct sales and consignment sales partially offset by increased sales to manufactured home communities and through our company‑owned retail stores. Sales through our company‑owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $2.7 million, or 19.6%, during the nine months ended September 30, 2019 as compared to the same period in 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 30, 2019 and September 30, 2018 our consumer loan portfolio increased by $5.9 million and the MHP Note portfolio increased by $24.1 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.4 million or 14.2% during the nine months ended September 30, 2019 as compared to the same period in 2018 due to a $0.2 million decrease in other income, a $0.1 million decrease in setup and service fees and a $0.1 decrease in consignment fees.

The cost of product sales decreased $6.0 million, or 7.3%, during the nine months ended September 30, 2019 as compared to the same period in 2018. The reduction in costs is primarily related to the declining number of home units sold in 2019 including the decline in FEMA sales.

Selling, general and administrative expenses increased $4.1 million, or 28.1%, during the nine months ended September 30, 2019 as compared to the same period in 2018. This increase was primarily due to a $1.3 million increase in salaries and incentive costs related to our operations as a public company,  a  $0.7 million increase in contract labor, a $0.7 million increase related to the operations of our company‑owned retail lots, a $0.6 million increase in loan loss reserve, a $0.5 million increase in advertisng and promotions, a $0.3 million increase in delivery cost and a net increase of $0.6 million other miscellaneous expenses. These increases were partially offset by a $0.6 million decrease in warranty costs related to the decline in product sales to FEMA. In addition, dealer incentive expense increased $0.1 million, or 16.3% in 2019 as compared to 2018.

Other income (expense), net was a loss of $0.2 million during the nine months ended September 30, 2019 as compared to a loss of $1.7 million in 2018.  This decline was primarily due to a decrease of $45.3 million in our average borrowings outstanding on our lines of credit after the completion of our IPO. Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense during the nine months ended September 30, 2019 was $6.7 million compared to $8.2 million for the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 was 23.3% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the nine months ended September 30, 2018 was 30.5% and differs from the federal statutory rate of 21% due to recognition of a deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash and cash equivalents at September 30, 2019, together with cash flow from operations, will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of September 30, 2019,  we had approximately $1.9 million in cash and cash equivalents, compared to $2.6 million as of December 31, 2018. In January 2019, we received gross proceeds of $7.2 million from the exercise of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the IPO. These proceeds were primarily used for payments to reduce our borrowings under the lines of credit.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2019	2018

Net cash provided by operating activities	$3,076	$(157)
Net cash used in investing activities	$(6,886)	$(5,298)
Net cash provided by (used in) financing activities	$3,075	$5,476
Net change in cash and cash equivalents	$(735)	$21
Cash and cash equivalents at beginning of period	$2,599	$428
Cash and cash equivalents at end of period	$1,864	$449

Comparison of Cash Flow Activities from September 30, 2019 to September 30, 2018

Net cash provided by operating activities increased $3.1 million during the nine months ended September 30, 2019, compared to the comparable period in 2018. The increase in operating cash flows was primarily due to cash generated by operating income before non-cash adjustments, a decrease in inventory purchases, net collections on accounts receivable and an increase in accounts payable and accrued liabilities.  These increases in operating cash flows were partially offset by an increase in net working capital used for additional loan originations associated with higher demand for home sales to MHPs and consumers, an increase in other assets and a  net decrease in customer deposits.

Net cash used in investing activities of $6.9 million in 2019 was primarily attributable to $3.9 million used for the acquisition of land for development, $0.1 million used to purchase consumer loans and $3.4 million used for loans to third parties for the development of manufactured housing parks. In addition, we had capital expenditures of $0.5 million for property plant and equipment and $0.1 million for transportation equipment. These were offset by collections of $0.6 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.5 million from our purchased consumer loans.

Net cash provided by financing activities of $3.1 million in 2019 was primarily attributable to net proceeds of $6.7 million from the issuance of our common stock and a $0.8 million increase in escrow deposits received by the company offset by $3.1 million for purchase of treasury stock, net payments of $0.8 million on our lines of credit and $0.6 million of payments on our notes payable.

Indebtedness

Capital One Revolver.  We have a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 as of September 30, 2019.  On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability under Revolver 1 to $45,000,000. For the nine months ended September 30, 2019 and for the year ended December 31, 2018, Revolver 1 accrued interest at one month LIBOR plus 2.40%. The interest rates in effect as of September 30, 2019 and December 31, 2018 were 4.47% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $34,149,000 and $41,321,000 at September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, interest expense was $233,000 and $1,335,000, respectively. The outstanding balance as of September 30, 2019 and December 31, 2018 was $10,851,000 and $3,679,000, respectively. We were in compliance with all financial covenants as of September 30, 2019, including that we maintain a tangible net worth of at least $90,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of September 30, 2019 and December 31, 2018 was 4.57% and 4.85%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $17,999,000 and $10,000,000 at September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, interest expense was $111000 and $505,000, respectively. The outstanding balance as of September 30, 2019 and December 31, 2018 was $2,001,000 and $10,000,000, respectively. We were in compliance with all financial covenants as of September 30, 2019, including that we maintain a tangible net worth of at least $80,000,000.

Notes Payable.  We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of September 30, 2019 and December 31, 2018 were 4.25% and 4.25%, respectively. The note is secured by certain of our real property. Interest expense was $113,000 and $122,000 for the nine months ended September 30, 2019 and 2018, respectively. The balance outstanding on the note payable at September 30, 2019 and December 31, 2018 was $3,415,000 and $3,552,000, respectively.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 and $21,000 for the nine months ended September 30, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414,000. In January 2019, this note was paid in full.

Notes Payable to an Affiliate.  On February 2, 2016, we entered into a $1,500,000 note payable agreement with stated annual interest rates of 3.75% with Shipley & Sons, Ltd., a related party through the common ownership of Kenneth E. Shipley, a significant shareholder of our company and our Chief Executive Officer. The note is due on demand. Interest paid on the note payable was $42,000 for the nine months ended September 30, 2018. On October 18, 2018, this note payable was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of September 30, 2019, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2019:

	Payments Due by Period

Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	After 2023
Lines of credit	$12,852,000	—	12,852,000	—	—
Notes payable	3,415,000	47,000	392,000	429,000	2,547,000
Operating lease obligations	$2,950,000	158,000	1,036,000	769,000	987,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a  repurchase agreement with a  financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $611,000 and $2,186,000 as of September 30, 2019 and December 31, 2018, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2019.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report

Emerging Growth Company Status

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of September 30, 2019 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and as described below.

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

The material weaknesses in financial reporting as of September 30, 2019 are summarized as follows:

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12  - Commitments and Contingencies in our September 30, 2019 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: November 14, 2019	By:	/s/ Cornelius Van Den Handel
Name: Cornelius Van Den Handel
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)