Form 10-K
period 2019-12-31
Legacy Housing Corp
filed 2020-03-30
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________   to   ________

Commission file number 001‑38761

Legacy Housing Corporation

(Exact Name of Registrant as Specified in its Charter)

Texas	20‑2897516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Airport Freeway, #100 Bedford, Texas	76022

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (817)‑799‑4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock ($0.001 par value)	LEGH	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $67,725,024; 5,439,761 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2019 have been deemed affiliates.

As of March 27, 2020, the total number of shares outstanding of the registrant’s  common stock was 24,762,462 shares.

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

In this Form 10-K, unless otherwise indicated or the context otherwise requires, “Legacy,” “the Company,” “we,” “us” or “our” refers to Legacy Housing Corporation, a Texas corporation.

Our Company

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and also sold directly to manufactured home communities. The company was founded in 2005 as a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation and changed our name to Legacy Housing Corporation. Effective December 31, 2019, we converted from a Delaware corporation to a Texas corporation. Our corporate office is located in Bedford, Texas (between Dallas and Fort Worth). We completed our initial public offering (the “IPO”) in December 2018 and our common stock trades on The NASDAQ Global Market under the symbol “LEGH.”

We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. During 2019, we sold 3,904 home sections (which are entire modules or single floors) and in 2018 we sold 3,950 home sections. We commenced operations in 2005 and have experienced strong sales growth since our inception.

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site‑built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $60,000 and include young and working class families, as well as persons age 55 and older. In 2018, there were approximately 58,160,000 households in the United States with annual household incomes of less than $60,000, representing nearly half of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

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

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2019, are sold  to consumers, primarily across 15 states through a network of 90 independent retail locations, 13 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company‑owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. During 2019, approximately 48%  of our manufactured homes were sold in Texas, followed by 8% in Georgia, 6% in Kansas, 5% in Florida and 5% in Oklahoma. During 2018,  approximately 56% of our manufactured homes were sold in Texas, followed by 13% in Georgia, 11% in Louisiana and 4% in Oklahoma. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company‑owned retail locations in new and existing markets.

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

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target universe of manufactured home buyers consists of households with total annual income below $60,000 which comprised nearly half of total U.S. households in 2018. We believe our target U.S. age groups consist of young families between the ages of 20‑39 and persons age 50 and older. These age groups have grown significantly since 2007. The comparatively low all‑in cost of fully‑equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all‑in average sales price per square foot difference between a new manufactured home and a new site‑built home (excluding land).

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

Percentage of New Houses Sold Under $150,000

Source:  U.S. Census Bureau.

In 2017, the manufactured housing industry shipped 92,891 manufactured homes according to data published by the U.S. Census Bureau, the Institute for Building Technology and Safety (“IBTS”) and the Manufactured Housing Institute (“MHI”). Total annualized manufactured home shipments in 2018 increased to approximately 96,500. In 2019, according to MHI and the Census Bureau, manufactured housing shipments were approximately 94,600, which remains well below the average annual shipments totaling approximately 350,000 between 1994 and 1999.

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

•

Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve our 90 independent and 13 company‑owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 1,297 homes in 2019 and 1,133 homes in 2018, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 713 homes in 2019 and 987 homes in 2018, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 1,016 homes in 2019 and 1,000 homes in 2018. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes. We currently have approximately 54 company‑owned trucks, which transported approximately 72% of our production during 2019 to manufactured home communities, our company-owned retail locations and independent dealers.

•

Expansive and Growing Distribution Network.  We distribute our products primarily in the southern United States through a network of independent retail locations, company‑owned retail locations and direct sales to owners of manufactured home communities. Our first company‑owned retail location opened in June 2016. Increasing the mix of company‑owned locations allows us to improve the customer experience through all the steps of the buying process, from manufacturing and design to sales, financing and customer service. We believe our company‑owned stores will, on average, carry higher gross margins.

•

Competitive Production Strategies and Direct Sourcing.  We develop and maintain the resources necessary to build custom homes efficiently that incorporate unique and varied customer‑requested features. We are constantly seeking ways in which to directly source materials to be used in the manufacturing process, which allows us to ensure the materials are of high‑quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line. When these custom homes are sold through company‑owned retail stores, we expect to capture higher gross margins.

•

Available Financing for our Customers.  Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products sold to end‑users through both independent and our company‑owned retail locations, and we provide financing to community owners that buy our products for use in their rental housing communities. Our company has been providing floor plan financing to our independent retailers since our formation and we now have more than 70 independent retailers using our consignment solution. We now have more than 3,000 customers that purchased their homes utilizing our retail financing solutions. The average interest rates of our retail financing loans were approximately 14.0% at December 31, 2019 and 2018, respectively. The repossession rates for our retail financing loans, measured by units, was approximately 3.1% and 2.3% for 2019 and 2018, respectively.

•

Support for Owners of Manufactured Home Communities.  We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 6.25% to 9.5%. For the years ended December 31, 2019 and 2018, we had provided additional loans to owners of manufactured home communities for development purposes with a total amount outstanding of $12,391,000 and $1,077,000, respectively. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.

•

Strong Alignment of Interests through Co‑Founders’ Ownership.  We believe that a strong alignment of interests with stockholders and investors exists through the ownership of a significant percentage of our outstanding shares by our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth E. Shipley  (President and Chief Executive Officer).  Messrs. Hodgson and Shipley acquired their ownership in 2005 when they founded the company. Each individual has and continues to receive a minimal annual salary ($50,000). By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe the combination of these characteristics has promoted long‑term planning, an enhanced culture among our customers, strategic partners and employees, and ultimately the creation of value for our investors.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 15 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct‑to‑consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

•

Broaden and Deepen Our Retail Presence in Key Geographic Areas.  As of December 31, 2019, we distribute our products primarily across 15 states through a combination of 13 company‑owned retail locations and 90 independent retail locations. We believe that a more robust network of company‑owned retail locations will allow us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company‑owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins due to our ability to select critical markets and develop highly‑trained sales representatives who possess a deep understanding of our business and customer needs.

•

Expand Financing Solutions for Our Customers.  We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which act as additional drivers of net income for us. During the years ended December 31, 2019 and 2018, we financed approximately 60% and 37% of the homes we sold to consumers, respectively. We intend to expand financing solutions to manufactured housing community‑owner customers, in a manner than includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.

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

•

Pursue Selective Acquisitions.  We seek to grow through selective acquisitions of existing manufactured home retailers in both existing markets and new markets that exhibit strong and reliable long‑term fundamentals.  We also regularly evaluate opportunities related to our affordable housing business in our geographic markets. In April 2018, we acquired approximately 420 acres of raw land located near Austin, Texas for $4.2 million. In November 2018, we acquired approximately 69 acres of raw land located near Adkins, Texas for $0.8 million. We are in the process of securing the required approvals to develop manufactured housing communities on the land. We expect to begin development of the communities in 2020. We will continue to evaluate opportunities to develop, or to provide financing to third party developers of, additional manufactured housing communities in order to provide locations for manufactured homes for our customers.

Our Products

Overview.  We are the fourth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for 2019. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately‑owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

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

The manufactured homes we build are constructed in accordance with the construction and safety standards of HUD. Our Texas factories are certified to build homes according to the Texas Industrialized Housing and Buildings law (known as the Texas Modular Code) and our Georgia factory is certified to build homes according to Georgia state construction codes. In addition to traditional manufactured homes, we offer a diverse assortment of tiny houses, which are recreational structures between 320 and 399 square feet in size that are used as temporary dwellings, can be pulled by a pick‑up truck and are generally aesthetically similar to larger homes. Our tiny houses are built in a variety of models and floor plans and typically range from 1 to 3 bedrooms with 1 to 2 bathrooms. Tiny houses do not need to be built to HUD standards.

Manufacturing Process.  Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high‑volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time and at a lower cost per‑square‑foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2019 and 2018, we sold 3,904 and 3,950 home sections, including 138 and 245 tiny houses, respectively.

Manufacturing Facilities.  We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8‑ to 9‑hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the years ended December 31, 2019 and 2018, we produced, on average, approximately 75 home sections per week, or 62 fully‑completed homes.

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

Distribution

As of December 31, 2019, we distribute our manufactured homes primarily across 15 states through a network of 90 independent retail locations, 13 company‑owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets. During the years ended December 31, 2019 and 2018, no independent retailer accounted for 10% or more of our manufacturing sales.

Below is a list of the states in which we sold most of our manufactured homes and the approximate percentage of those sales to our total product sales:

	% of 2019	% of 2018
	Total	Total
Location	Net Sales	Net Sales
Texas	48%	56%
Georgia	8%	13%
Kansas	6%	* %
Oklahoma	5%	4%
Florida	5%	1%
Louisiana	3%	11%

* - represents less than 1% of Total Net Sales

In 2019 and 2018, we also sold homes in Alabama, Arkansas, Colorado,  Illinois, Indiana, Kentucky, Michigan, Mississippi, Missouri, North Carolina, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Wisconsin and West Virginia. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet‑based marketing assistance. We believe we have the most comprehensive printed catalog of manufactured housing products in the industry.

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our consignment arrangements. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third‑party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory. The maximum amount of our contingent obligations under such repurchase agreements was approximately $260,000 and $2,186,000 as of December 31, 2019 and 2018, respectively, without reduction for the resale value of the homes.

Approximately 44% of our 2019 product sales were attributable to our independent retail distributors, 11% to our company‑owned retail locations and 45% directly to owners of manufactured housing communities. Approximately 67% of our 2018 product sales were attributable to our independent retail distributors, 9% to our company‑owned retail locations and 24% to direct sales to owners of manufactured housing communities.

In addition to our expansive independent retailer channel, we have attractive growth opportunities to expand our company‑owned locations. As of December 31, 2019, we operate 13 company‑owned retail locations. Our company‑owned locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company‑owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

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

Our sales and marketing strategy focuses on households with annual incomes of less than $60,000 which includes young families, working class families and persons age 50 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man‑camp housing. Additionally, we continue to be well‑positioned to react to any increase in demand for affordable, quickly‑delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the year ended December 31, 2019, one customer accounted for 28% of our net sales and no other customer accounted for more than 10% of our net sales. During the year ended December 31, 2018, no single customer accounted for more than 10% of our net sales.

Financing Solutions for Our Customers

We offer three types of financing solutions:

•	Floor Plan Financing. We provide floor plan or wholesale financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us.
•	Consumer Financing. We provide consumer financing for our products sold to end‑users through both independent and our company‑owned retail locations.
•	Manufactured Housing Community Financing. We provide financing to community owners that buy our products for use in their rental housing communities.

Overview of Consumer and MHP Financing Options as of December 31,  2019

($ in thousands)

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans	or Monthly Fee	Term
Consumer Financing	$109,005	3,065	14% average contractual rate	135 months
MHP Community Financing	$92,621	405	Typically prime rate + 4.0% with 8% floor	78 months

We also offer inventory floor plan financing to retailers that takes the form of a consignment arrangement. As of December 31, 2019, we had $18,727,000 of inventory under consignment to our retailers.

Three Types of Financing.  Offering financing solutions to our dealers and customers generally improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which acts as an additional driver of net income for us.

Floor Plan Financing.  We provide floor plan or wholesale financing for most of our independent retailers for products we manufacture and for pre‑owned products. This wholesale financing is a consignment from us to our independent retailers. The retailers pay their own freight and pay us a monthly fee ranging from 0.5% to 1.4% per month of the wholesale invoice amount of the home. They are also obligated to pay $1,000 toward the invoice amount each year after the consignment with the first $1,000 reduction due one year following consignment. During 2019, we collected $2,208,000 from the independent retailers. Upon sale, the independent retailer is obligated to pay us the invoice amount, less any prepaid reductions, prior to moving the home away from their retail location. If they provide certain documentation to us, we allow them to move the home to their customer’s location and we notify the customer’s lending source to pay us the amount due upon funding of the loan. We have proprietary technology that we install in many consigned homes that gives us the ability to determine if a consigned home has been moved from the retail location without permission. The independent dealer is free to terminate the consignment agreement by giving us 90‑days’ advance notice if it is current on all its obligations to us. Our wholesale consignment contracts allow us to defer income recognition until we are paid in full. For the years ended December 31, 2019 and 2018, we recorded consignment sales of $42,934,000 and $54,824,000, respectively. Consignment sales are recorded when a house under one of our consignment agreements is sold to the end consumer.

Certain of our wholesale factory‑built housing sales to independent retailers are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which is typically 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under our repurchase agreements (without reduction for the resale value of the homes) as of December 31, 2019 was $260,000. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. We carry no reserve for this contingent liability.

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

We provide retail consumer financing to consumers who purchase our full‑size manufactured homes and tiny houses and dealer incentive arrangements to encourage independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer 80% of the retailer’s gross margin through these consignment arrangements and we retain 20% of the retail gross margins in the consignment portfolio. We transfer the consigned value of the home to the consignment portfolio as our contribution to the consignment arrangement. The retailer is obligated to remarket any repossessions associated with consignment transactions, and obtain 90% of the outstanding balance on the home at the time of repossession. We charge each dealer in the consignment arrangement fees for servicing the loans and receive a preferred return of 10% to 12% per annum for amounts we invest. Upon payback of our contribution, fees and preferred returns, we split the remaining balance with the independent retailer according to a negotiated formula which is accounted for as the dealer incentive liability. As of December 31, 2019, we owned 3,065 retail consumer loans with an average principal balance of $35,600. Our average remaining term on these loans as of December 31, 2019 was 135 months and the average percentage rate (APR) of interest was 14%. Our average loan‑to‑value (“LTV”) at the time of loan origination, which is based on the gross sales price to the borrower, was 83% for the consumer financing portfolio as of December 31, 2019. We have not financed, and have no current plans to finance, new homes manufactured by our competitors in the ordinary course of our business.

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

Manufactured Housing Community Financing.  We provide financing to owners of manufactured housing communities for our products that they buy in order to rent to their residents. These loans generally have a ten‑year term and bear interest at the prime rate plus 4%, with a floor and a ceiling. Down payments, delivery expenses and installation expenses are negotiated on a case‑by‑case basis. As of December 31, 2019 and 2018, loans outstanding from manufactured home communities totaled $92,344,000 and $57,935,000, which comprised 405 and 346 loans, respectively. Our average remaining term on these loans as of December 31, 2019 and 2018 was approximately seven years.

We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 6.5% to 12.0%. For the year ended December 31, 2019, we originated loans to owners of manufactured home communities for lot development purposes with a total amount outstanding of $11,412,000.

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

Employees

As of December 31, 2019, we had approximately 800 employees. Of our employees, approximately 700 individuals are hourly employees and approximately 100 individuals are salaried employees. Our employees are currently not represented by any collective bargaining unit. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Fort Worth, TX	2006	Owned	96,880
Commerce, TX	2008	Owned	129,600
Eatonton, GA	2017	Leased	388,000
Retail Locations
Acworth, GA	2019	Leased	2,369
Albany, GA	2018	Leased	1,536
Asheboro, NC	2018	Leased	1,472
Athens, GA	2017	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2019	Leased	2,362
Jennings, LA	2018	Leased	2,432
Minden, LA	2018	Leased	2,369
Mobile, AL	2018	Leased	1,700
Mt. Pleasant, TX	2017	Leased	1,792
Greenville, TX	2017	Owned	1,256
Gainesville, TX	2018	Owned	2,240
Oklahoma City, OK	2017	Owned	2,100
Corporate/Regional Headquarters
Bedford, TX	2019	Leased	5,398
Norcross, GA	2019	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We currently lease our facility in Eatonton, Georgia from the Putnam Development Authority pursuant to a lease that has been renewed until December 1, 2021. In December 2016, we entered into a payment in lieu of taxes (“PILOT”) arrangement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT arrangement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements of our Georgia plant (the “Project”). As part of the PILOT arrangement, the Putnam County Development Authority provided us with a credit facility for up to $10 million that can be drawn upon to fund Project improvements and capital expenditures as defined in the credit facility. If funds are drawn, we would pay transaction costs and debt service payments. The credit facility requires interest payments of 6.0% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The credit facility is collateralized by the assets of the Project. As of December 31, 2019, we had not drawn down on this credit facility.

We currently operate  13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 10 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2020 to 2028. Total rent expense for the years ended December 31, 2019 and 2018 was $593,000 and $569,000, respectively.

ITEM 3.     LEGAL PROCEEDINGS.

We are party to certain legal proceedings that have arisen in the ordinary course of our business and are incidental to our business. Certain of the claims pending against us allege, among other things, breach of contract, breach of express and implied warranties, construction defects, deceptive trade practices, product liability and personal injury. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our company’s financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our financial position, liquidity or results of operations in any future reporting periods.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of March 25, 2020, there were 19 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2019 or 2018. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Form 10-K.

Issuer Purchases of Equity Securities

On April 12, 2019 our Board of Directors approved a stock repurchase program. Under the repurchase program, the Company may purchase up to $10,000,000 of its common stock, share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

On April 17, 2019, pursuant to the repurchase program, we acquired 300,000 shares of our common stock at an average price of $10.20 per share. As of December 31, 2019, the approximate dollar value of share that may yet be purchased under this program is $6,940,000.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $18,000 to $140,000. During 2019, we sold 3,904 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2018, we sold 3,950 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 90 independent retail locations, 13 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company‑owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During 2019,  approximately 48% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 6% in Kansas,  5% in Oklahoma and 5% in Florida.  During 2018,  56% of our manufactured homes were sold in Texas, followed by 13% in Georgia, 11% in Louisiana and 4% in Oklahoma. We plan to deepen our distribution channel by using a portion of the net proceeds from the IPO to expand our company‑owned retail locations in new and existing markets.

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

•

We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2019, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
			$8,998,000

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

•

Our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at or near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.

•

The coronavirus pandemic is an evolving threat to the economy and all businesses.  At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown.  Risks to the Company include but are not limited to:

o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o

reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;

o

reduced production resulting from factors such as the spread of the illness through the Company’s workforce, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;

o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o

an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

We continue to monitor government responses to support the economy and evaluate how those actions might mitigate the risks noted above.  At this time, we believe that the pandemic will have a negative effect on our financial results that could range from minor to material.

Management has taken a number of actions in recent weeks, including stimulating demand by offering discounts and modified purchase terms, reducing production labor, suspending overtime, and reducing rates of pay for non-production workers.  Additionally, the Company has negotiated a new credit agreement with its primary bank that will expand and extend our credit facility.  Management expects to close and execute the new agreement in the near future.

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

Allowance for Loan Losses—Consumer Loan Receivable

The allowance for loan losses reflects management’s estimate of losses inherent in the consumer loans that may be uncollectible based upon review and evaluation of the consumer loan portfolio as of the date of the balance sheet. A reserve is calculated after considering, among other things, the loan characteristics, including the financial condition of borrowers, the value and liquidity of collateral, delinquency and historical loss experience.

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

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers net of allowance for loan losses.  We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history.  We establish an allowance reserve composed of specific and general reserve amounts that are deemed to be uncollectible. Historically we have not experienced material losses on the MHP Notes.

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

Retail Store Sales

Revenue from direct retail sales through company‑owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, payment is received, the home is delivered at the customer’s site, title has transferred, and collection is reasonably assured. Retail sales financed by us are recognized as revenue upon the execution of a sales and financing contract with a down payment received and upon delivery of the home to the final customer, at which time title passes and collectability is reasonably assured.

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

Comparison of Years ended December 31, 2019 and 2018 (in thousands)

	Year ended
	December 31,
	2019	2018	$ change	% change
Net revenue:
Product sales	$143,196	$139,165	$4,031	2.9%
Consumer and MHP loans interest	22,188	18,759	3,429	18.3%
Other	3,572	3,953	(381)	(9.6)%
Total net revenue	168,956	161,877	7,079	4.4%
Operating expenses:
Cost of product sales	104,903	107,231	(2,328)	(2.2)%
Selling, general administrative expenses	25,482	21,017	4,465	21.2%
Dealer incentive	731	829	(98)	(11.8)%
Income from operations	37,840	32,800	5,040	15.4%
Other income (expense)
Non‑operating interest income	300	190	110	57.9%
Miscellaneous, net	152	162	(10)	(6.2)%
Interest expense	(702)	(2,507)	1,805	(72.0)%
Total other	(250)	(2,155)	1,905	(88.4)%
Income before income tax expense	37,590	30,645	6,945	22.7%
Income tax expense	(8,746)	(9,132)	386	(4.2)%
Net income	$28,844	$21,513	$7,331	34.1%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased  $4.0 million, or 2.9%, in 2019 as compared to 2018 even though the volume of homes sold remained flat.  This change was driven by an increase in commercial sales and retail stores sales partially offset by a decline in direct sales, consignment sales and other product sales. The first quarter of 2018 included $8.9 million of sales as a subcontractor operating under a contract with FEMA to provide housing for victims of Hurricane Harvey. Direct sales decreased $17.5 million to $15.2 million in 2019 from $32.7 million in 2018 primarily due to the nonrecurring sales to FEMA.  Commercial sales increased $31.3 million to $64.4 million in 2019 from $33.1 million in 2018, and our company‑owned retail stores sales increased $3.0 million to $16.1 million in 2019 from $13.1 million in 2018.  These increases were offset by a net $11.9 million decrease in consignment sales to $42.9 million from $54.8 million in 2018. Other product sales decreased $0.8 million to $4.6 million in 2019 from $5.4 million in 2018 and is primarily due to a $1.3 million decline in direct freight related to the 2018 FEMA sales and a $0.9 million decline in used units partially offset by a $1.4 million increase in other miscellaneous product sales.

Net revenue attributable to our factory‑built housing consisted of the following in 2019 and 2018:

	Year Ended
	December 31,
	(in thousands)
	2019	2018	$ Change	% Change
Net revenue:
Products sold	$143,196	$139,165	$4,031	2.9%
Total products sold	3,397	3,392	5	0.1%
Net revenue per product sold	$42,154	$41,027	$1,126	2.7%

In 2019, our net revenue per product sold increased because of changes in our product sales mix. We had increases in sales to manufactured home communities and through our company‑owned retail stores. These increases were partially offset by declines in direct sales and consignment sales. Sales through our company‑owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales. In addition, there were price increases to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $3.4 million, or 18.3%, in 2019 as compared to 2018 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between December 31, 2019 and December 31, 2018 our MHP Note portfolio increased by $34.4 million and the consumer loan portfolio increased by $7.9 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.4 million or 9.7%  and is primarily due to a $0.3 million decrease in setup and service fees and a $0.1 decrease in consignment fees.

The cost of product sales decreased $2.3 million, or 2.2%, in 2019 as compared to 2018.  The reduction in costs is primarily related to the shift in our product sales mix, including the decline in product sales to FEMA.

Selling, general and administrative expenses increased $4.5 million, or 21.2%, in 2019 as compared to 2018.  This increase resulted from a $1.8 million increase in salaries and incentive costs primarily related to our operations as a public company, a $1.2 million increase in salaries related to the operations of our company‑owned retail lots, a $1.1 million increase in expense for services performed by outside contractors, a $0.8 million increase in loan loss reserve and a $0.4 million increase in advertising and promotions. These increases were partially offset by a net decrease of $0.6 million in warranty costs related to the decline in product sales to FEMA. In addition, dealer incentive expense decreased $0.1 million, or 11.8% in 2019 as compared to 2018. This decrease was the result of the decline in consignment sales.

Other income (expense), net was a loss of $0.3 million in 2019, as compared to a loss of $2.2 million in 2018.  This decline was primarily due to a decrease of $41.4 million in our average borrowings outstanding on our lines of credit after the completion of our IPO.  Following the completion of our IPO, we paid off over $40.0 million borrowed against our lines of credit.

Income tax expense for 2019 was $8.7 million compared to $9.1 million for 2018.  The effective tax rate for the year ended December 31, 2019 was 23.3% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the year ended December 31, 2018 was 29.8% and differs from the federal statutory rate of 21% due to recognition of a deferred tax expense associated with the corporate reorganization, state income taxes and other permanent differences between book and tax basis.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at December 31, 2019,  and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. We have negotiated a new credit agreement with Capital One, N.A. that will replace, expand and extend our credit availability. We expect to close and execute the new agreement in the near future. As of December 31, 2019, we had approximately $1.7 million in cash and cash equivalents, compared to $2.6 million as of December 31, 2018. In January 2019, we received gross proceeds of $7.2 million from the exercise of the underwriters’ option to purchase additional shares to cover over-allotments in connection with the IPO. These proceeds were primarily used for payments to reduce our borrowings under the lines of credit.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2019	2018

Net cash provided by (used in) operating activities	$(4,193)	$2,820
Net cash used in investing activities	$(15,113)	$(4,453)
Net cash provided by financing activities	$18,431	$3,804
Net change in cash and cash equivalents	$(875)	$2,171
Cash and cash equivalents at beginning of year	$2,599	$428
Cash and cash equivalents at end of year	$1,724	$2,599

Comparison of Cash Flow Activities from 2019 to 2018

Net cash provided by operating activities decreased $7.0 million during the year ended December 31, 2019, compared to the year ended December 31, 2018,  primarily as a result of increased volume of loan originations supporting sales to MHPs net of principal collections, growth in our portfolio of home units leased to MHPs, and reduced growth in non-loan current liabilities. The decrease in operating cash flows described above was partially offset by reduced inventories, cash generated by operating income before non-cash adjustments, and reduced growth in consumer loan originations net of principal collections.

Net cash used in investing activities of $15.1 million in 2019 was primarily attributable to $11.9 million used for loans to third parties for the development of manufactured housing parks, $3.6 million used for the acquisition of land for development and $0.4 million used to purchase consumer loans. In addition, we had capital expenditures of $1.2 million for property plant and equipment and $0.1 million for transportation equipment. These were offset by collections of $0.4 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.0 million from our purchased consumer loans.

Net cash provided by financing activities of  $18.4 million in 2019 was primarily attributable to net proceeds of $17.2 million on our lines of credit, net proceeds of $6.7 million from the issuance of our common stock and a $1.6 million increase in escrow deposits received by the company offset by $3.1 million for the purchase of treasury stock and $4.0 million of payments on our notes payable.

Indebtedness

Capital One Revolver.  We have a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 as of December 31, 2019.  On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability under Revolver 1 to $45,000,000. For the years ended December 31, 2019 and 2018,  Revolver 1 accrued interest at one-month LIBOR plus 2.40%. The interest rates in effect as of December 31, 2019 and 2018 were 4.09% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes.  The amount of available credit under Revolver 1 was $16,140,000 and $41,321,000 at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, interest expense was $396,000 and $1,701,000, respectively. The outstanding balance as of December 31, 2019 and 2018 was $28,860,000 and $3,679,000, respectively. We were in compliance with all financial covenants as of December 31, 2019, including that we maintain a tangible net worth of at least $90,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

The Company has negotiated a new credit agreement with Capital One, N.A. that will replace, expand, and extend our credit availability.  Management expects to close and execute the new agreement in the near future.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one-

month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of December 31, 2019 and 2018  were 4.19% and 4.85%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $11,262,000 and $9,906,000 at December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, interest expense was $131,000 and $700,000, respectively. The outstanding balance as of December 31, 2019 and 2018 was $2,001,000 and $10,000,000, respectively. We were in compliance with all financial covenants as of December 31, 2019, including that we maintain a tangible net worth of at least $80,000,000.

Notes Payable.  We  have a promissory note with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of December 31, 2018 was 4.25%. The note is secured by certain of our real property. Interest paid on the note payable was $135,000 and $159,000 for the years ended December 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $3,552,000. In October 2019, this note was paid in full.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest paid on the note payable was $1,000 and $26,000 for the years ended December 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414,000. In January 2019, this note was paid in full.

Notes Payable to an Affiliate.  On February 2, 2016, we entered into a $1,500,000 note payable agreement with stated annual interest rates of 3.75% with Shipley & Sons, Ltd., a related party through the common ownership of Kenneth E. Shipley, a significant shareholder of our company and our President and Chief Executive Officer. The note was due on demand. Interest paid on the note payable was $47,000 for the year ended December 31, 2018. On October 18, 2018, this note payable was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of December 31, 2019, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2019:

	Payments Due by Period

Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
Lines of credit	$30,861,000	28,860,000	2,001,000	—	—
Operating lease obligations	$3,176,000	604,000	1,024,000	739,000	809,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a  financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $260,000 and $2,186,000 as of December 31, 2019 and 2018, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2019.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2019 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

ITEM 8.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Legacy Housing Corporation

Bedford, Texas

Opinion on the financial statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (the Company) as of December 31, 2019, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Legacy Housing Corporation

Opinion on the financial statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (a Delaware corporation) (the “Company”) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2018 to 2019.

Dallas, Texas

April 9, 2019

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,724	$2,599
Accounts receivable, net of allowance for doubtful accounts	1,767	2,953
Current portion of consumer loans	5,994	4,945
Current portion of notes receivable from mobile home parks (“MHP”)	10,969	7,297
Current portion of other notes receivable	428	379
Inventories	27,228	42,033
Prepaid expenses and other current assets	4,857	2,938
Total current assets	52,967	63,144
Property, plant and equipment, net	21,038	17,128
Consumer loans, net of deferred financing fees and allowance for loan losses	99,048	92,230
Notes receivable from mobile home parks (“MHP”)	81,375	50,638
Other notes receivable, net of allowance for loan losses	13,050	1,912
Other assets	4,212	2,587
Inventory non‑current	11,930	7,399
Total assets	$283,620	$235,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,168	$2,828
Accrued liabilities	8,808	9,156
Customer deposits	1,567	2,222
Escrow liability	7,530	5,951
Line of credit	28,860	—
Current portion of notes payable	—	228
Total current liabilities	51,933	20,385
Long‑term liabilities:
Lines of credit	2,001	13,679
Deferred income taxes	1,766	1,842
Note payable, net of current portion	—	3,737
Dealer incentive liability	5,531	6,115
Total liabilities	61,231	45,758
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,620,079 and 24,000,000 issued and 24,320,079 and 24,000,000 outstanding at December 31, 2019 and 2018, respectively	25	24
Treasury stock at cost, 300,000 and -0- shares at December 31, 2019 and 2018, respectively	(3,060)	—
Additional paid-in-capital	175,067	167,743
Retained earnings	50,357	21,513
Total stockholders' equity	222,389	189,280
Total liabilities and stockholders' equity	$283,620	$235,038

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Operations (in thousands, except share and per share data)

	Year ended December 31,
	2019	2018
Net revenue:
Product sales	$143,196	$139,165
Consumer and MHP loans interest	22,188	18,759
Other	3,572	3,953
Total net revenue	168,956	161,877
Operating expenses:
Cost of product sales	104,903	107,231
Selling, general administrative expenses	25,482	21,017
Dealer incentive	731	829
Income from operations	37,840	32,800
Other income (expense):
Non‑operating interest income	300	190
Miscellaneous, net	152	162
Interest expense	(702)	(2,507)
Total other	(250)	(2,155)
Income before income tax expense	37,590	30,645
Income tax expense	(8,746)	(9,132)
Net income	$28,844	$21,513
Weighted average shares outstanding:
Basic	24,379,667	20,197,260
Diluted	24,436,954	20,197,260
Net income per share:
Basic	$1.18	$1.07
Diluted	$1.18	$1.07

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Total Partners’	Common Stock		Treasury	Additional	Retained
	capital	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2017	$124,271	—	$—	$—	$—	$—	$—
Shares issued upon incorporation	(124,271)	20,000,000	20	—	124,251	—	124,271
Sale of common stock in initial public offering, net of offering costs of $4,504	—	4,000,000	4	—	43,492	—	43,496
Net income	—	—	—	—	—	21,513	21,513
Balances, December 31, 2018	$—	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	—	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	—	20,079	—	—	630	—	630
Purchase of treasury stock	—	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—		—	28,844	28,844
Balances, December 31, 2019	$—	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2019	2018
Operating activities:
Net income	$28,844	$21,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,014	838
Provision for loan loss—consumer loans	769	851
Deferred income taxes	(76)	1,842
Share based payment expense	630	—
Changes in operating assets and liabilities:
Accounts receivable	826	839
Consumer loans originations	(18,961)	(19,615)
Consumer loans principal collections	9,729	9,455
Notes receivable MHP originations	(60,969)	(37,893)
Notes receivable MHP principal collections	26,561	29,459
Inventories	10,275	(2,493)
Prepaid expenses and other current assets	(1,876)	(1,138)
Other assets	(1,712)	(382)
Accounts payable	2,340	(3,452)
Accrued liabilities	(348)	4,335
Customer deposits	(655)	(681)
Dealer incentive liability	(584)	(658)
Net cash provided by (used in) operating activities	(4,193)	2,820
Investing activities:
Purchases of property, plant and equipment	(4,206)	(6,137)
Issuance of notes receivable	(11,875)	(1,231)
Notes receivable collections	372	4,146
Purchases of consumer loans	(359)	(1,443)
Collections from purchased consumer loans	955	212
Net cash used in investing activities	(15,113)	(4,453)
Financing activities:
Proceeds from sale of common stock in initial public offering	—	48,000
Offering cost for initial public offering	—	(4,504)
Proceeds from sale of over-allotment common stock in initial public offering	7,200	—
Offering cost for over-allotment of initial public offering	(505)	—
Treasury stock purchase	(3,060)	—
Escrow liability, net	1,579	1,444
Principal payments on affiliate note payable	—	(1,500)
Principal payments on note payable	(3,965)	(221)
Proceeds from lines of credit	65,686	63,052
Payments on lines of credit	(48,504)	(102,467)
Net cash provided by financing activities	18,431	3,804
Net increase (decrease) in cash and cash equivalents	(875)	2,171
Cash and cash equivalents at beginning of year	2,599	428
Cash and cash equivalents at end of year	$1,724	$2,599
Supplemental disclosure of cash flow information:
Cash paid for interest	$722	$2,746
Cash paid for taxes	$9,306	$5,153
Supplemental disclosure of non‑cash transactions:
Asset received in exchange of accounts receivable	$422	$—
Asset received in exchange of note receivable	$254	$—

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS

Legacy Housing Corporation (the “Company”) was formed on January 1, 2018 as a Delaware corporation through a corporate conversion of Legacy Housing, Ltd., (the “Partnership”) a Texas limited partnership formed in May 2005. Effective December 31, 2019, the Company converted from a Delaware corporation to a Texas corporation. The Company is headquartered in Bedford, Texas.

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

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.  Material estimates that are susceptible to significant change in the near term primarily relate to the determination of accounts receivable, consumer loans and notes receivable, inventory

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes is done through wholesale and retail operations that include providing transportation and consignment arrangements with dealers. The Company also provides financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by the Company. Accordingly, all significant operating and strategic decisions by the chief operating decision‑maker, the Executive Chairman of the Board, are based upon analyses of the Company as one segment or unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2019, the Company had one bank account that exceeded the FDIC limit by an aggregate amount of $1,531.

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2019 and 2018, the allowance for doubtful accounts totaled $457 and $341, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 14.0% as of December 31, 2019 and 2018. Consumer loans receivable have maturities that range from 5 to 25 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $7,530 and $5,951 as of December 31, 2019 and 2018, respectively, and are included in escrow liability in the balance sheets.

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

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2019 and 2018, total principal outstanding for consumer loans on nonaccrual status was $1,677 and $1,445, respectively.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,846 and $1,175 as of December 31, 2019 and 2018, respectively, and are included in other assets in the balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes are typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 8.7% and 9.2% as of December 31, 2019 and 2018, respectively with maturities that range from 4 to 15 years. The collateral underlying the Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 38.3% and 8.1% of the principal balance outstanding, all of which was secured, as of December 31, 2019 and 2018, respectively.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as December 31, 2019 and 2018 and no charge offs were recorded for MHP Notes for the years ended December 31, 2019 and 2018, respectively. Allowance for loan loss is considered immaterial and accordingly no provision is recorded against the MHP Notes as of December 31, 2019 and 2018.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile park owners and dealers, which are not directly tied to sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 6.25% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. As of December 31, 2019 and 2018, the allowance for loan losses on other notes was $74 and $63, respectively.

Inventories

Inventories consist of raw materials, work‑in‑process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first‑in first‑out method. Finished goods and work‑in‑process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2019 and 2018, the Company recorded an insignificant amount of inventory write‑down.

The Company evaluates inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The Company classifies its inventory not expected to be sold in one year as non‑current. As of December 31, 2019 and 2018, non‑current inventory was $11,930 and $7,399, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

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

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long‑lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying asset or its determinable fair value. No impairment for long‑lived assets was recorded for the years ended December 31, 2019 or 2018.

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

A dealer incentive liability is recorded in the Company’s balance sheet based on total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2019 and 2018, the dealer incentive liability was $5,531 and $6,115, respectively. Dealer incentive expense for the years ended December 31, 2019 and 2018 totaled $731 and $829, respectively, and is included in the Company’s statements of operations.

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

A tabular presentation of the activity within the warranty liability account for the years ended December 31, 2019 and 2018 is presented below:

	2019	2018
Warranty liability, beginning of period	$3,027	$2,602
Product warranty accrued	3,593	2,957
Warranty costs incurred	(3,542)	(2,532)
Warranty liability, end of period	$3,078	$3,027

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2019 and 2018 were $1,139 and $762, respectively.

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

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair values of the interest rate swap were valued at an $3 asset as of December 31, 2019 and an $80 asset as of December 31, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $119,000 compared to the book value of $105,042 as of December 31, 2019, and a fair

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

value of approximately $109,000 compared to the book value of $97,175 as of December 31, 2018. This is a Level III valuation technique.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized.

For the years ended December 31, 2019 and 2018, sales to an independent third-party and its affiliates accounted for $38,439 or 26.8% and $5,462 or 3.9% of our product sales, respectively.

For the years ended December 31, 2019 and 2018, total cost of product sales included $23,760 and $20,419 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018
Product sales:
Direct sales	$15,186	$32,743
Commercial sales	64,358	33,051
Consignment sales	42,934	54,824
Retail store sales	16,114	13,157
Other (1)	4,604	5,390
Total product sales	143,196	139,165
Consumer and MHP loans interest:
Interest - consumer installment notes	15,908	13,718
Interest - MHP notes	6,280	5,041
Total consumer and MHP loans interest	22,188	18,759
Other	3,572	3,953
Total net revenue	$168,956	$161,877

(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450‑20, Loss Contingencies, to account for its liability for

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2019 and 2018.

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

The fair value of each option grant with only service-based conditions is estimated using the Black-Scholes pricing model. The fair value of each restricted stock unit (the ”RSU”) is calculated based on the closing price of the Company’s common stock on the grant date.

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

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statement of operations. Shipping and handling costs for the years ended December 31, 2019 and 2018 were $525 and $1,625, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

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

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more‑likely‑than‑not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions. There are no open tax years for the Company and 2018 was the first filing year as a corporation.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2019 and 2018, the Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 38.3% and 8.1%, respectively of the principal balance outstanding, all of which was secured.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

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

In June 2016, the FASB issued an accounting standards update ASU 2016‑13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write‑down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to use longer phase‑in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to evaluate the impact of the adoption of this ASU and is uncertain of the impact on the financial statements and disclosures at this point in time.

In March 2017, the FASB issued ASU 2017‑08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‑20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017‑08”), which requires the premium on callable debt securities to be amortized to the earliest call date as opposed to the contractual life of the security. ASU 2017‑08 will be effective beginning with the first quarter of the Company’s fiscal year 2020. Adoption of this guidance will not have a material impact on the financial statements and disclosures.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption.

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2019 and 2018:

	2019	2018
Consumer loans receivable	$109,005	$101,049
Loan discount and deferred financing fees, net	(3,050)	(3,162)
Allowance for loan losses	(913)	(712)
Consumer loans receivable, net	$105,042	$97,175

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2019 and 2018:

	2019	2018
Allowance for loan losses, beginning of period	$712	$805
Provision for loan losses	769	851
Charge offs	(568)	(944)
Allowance for loan losses	$913	$712

The impaired and general reserve for allowance for loan losses at December 31, 2019 and 2018:

	2019	2018
Total consumer loans	$109,005	$101,049
Total allowance for loan losses	913	712
Impaired loans individually evaluated for impairment	1,677	1,445
Specific reserve against impaired loans	529	427
Other loans collectively evaluated for allowance	107,328	99,604
General allowance for loan losses	384	285

A detailed aging of consumer loans receivable that are past due as of December 31, 2019 were as follows:

	2019	%	2018	%
Total consumer loans receivable	$109,005	100.0	$101,049	100.0
Past due consumer loans:
31 - 60 days past due	$267	0.2	$968	1.0
61 - 90 days past due	122	0.1	404	0.4
91 - 120 days past due	103	0.1	133	0.1
Greater than 120 days past due	1,065	1.0	843	0.8
Total past due	$1,557	1.4	$2,348	2.3

4.  NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 38.3% and 8.1% of the principal balance outstanding, all of which was secured, as of December 31, 2019 and 2018, respectively.

There were minimal past due balances on the MHP Notes as of December 31, 2019 and 2018, respectively, and no charge offs were recorded for MHP Notes during the for the years ended December 31, 2019 and 2018, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of December 31, 2019 and 2018.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

5. Other Notes Receivable

The balances outstanding on the other notes receivable were as follows as of December 31, 2019 and 2018:

	2019	2018
Outstanding principal balance	$13,552	$2,354
Allowance for loan losses	(74)	(63)
Total	$13,478	$2,291

6. INVENTORIES

Inventories consisted of the following at December 31, 2019 and 2018:

	2019	2018
Raw materials	$9,434	$13,481
Work in progress	383	526
Finished goods	29,341	35,425
Total	$39,158	$49,432

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018
Land	$11,659	$8,081
Buildings and leasehold improvements	10,059	9,234
Vehicles	1,580	1,477
Machinery and equipment	3,653	3,385
Furniture and fixtures	214	161
Total	27,165	22,338
Less accumulated depreciation	(6,127)	(5,210)
Total property, plant and equipment	$21,038	$17,128

Depreciation expense was $929 with $370 included as a component of cost of product sales for the year ended December 31, 2019 and $838 with $306 included as a component of cost of product sales for the year ended December 31, 2018.

8.  OTHER ASSETS

Other assets consisted of the following at December 31, 2019 and 2018:

	2019	2018
Leased property	$2,067	$1,088
Prepaid rent	299	324
Repossessed loans	1,846	1,175
Total	$4,212	$2,587

Depreciation expense for leased  property was $85 for the year ended December 31, 2019.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2019 and 2018:

	2019	2018
Warranty liability	$3,078	$3,027
Litigation reserve	325	570
Federal and state taxes payable	1,761	2,252
Accrued expenses & other accrued liabilities	3,644	3,307
Total	$8,808	$9,156

10. DEBT

Lines of Credit

Revolver 1

The Company has a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 as of December 31, 2019. On May 12, 2017, Revolver 1 was amended to extend the maturity date to May 11, 2020 and increase the maximum borrowing availability to $45,000. For the years ended December 31, 2019 and 2018, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. The interest rates in effect as of December 31, 2019 and 2018 were 4.09% and 4.78%, respectively. Amounts available under Revolver 1 are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and a percentage of the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $16,140 and $41,321 at December 31, 2019 and 2018, respectively. The Company was in compliance with all required covenants as of December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense was $396 and $1,701, respectively. The outstanding balance as of December 31, 2019 and 2018 was $28,860 and $3,679, respectively. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $90,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

The Company has negotiated a new credit agreement with Capital One, N.A. that will replace, expand, and extend our credit availability.  Management expects to close and execute the new agreement in the near future.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one-month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of December 31, 2019 and 2018 were 4.19% and 4.85%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $11,262 and $9,906 at December 31, 2019 and 2018, respectively. The Company was in compliance with all required covenants as of December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense was $131 and $700, respectively. The outstanding balance as of December 31, 2019 and 2018 was $2,001 and $10,000. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for monthly payments of $30 with a final payment due at maturity. The interest rates in effect at December 31, 2019 and 2018 were 4.25% and 4.25%, respectively. The note is secured by certain real property of the Company. Interest expense was $135 and $159 for the years ended December 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $3,552. In October 2019, this note was paid in full.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $1 and $26 for the years ended December 31, 2019 and 2018, respectively. The balance outstanding on the note payable at December 31, 2018 was $414. In January 2019, this note was paid in full.

Note Payable to an Affiliate

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable was $47 for the year ended December 31, 2018. In October 2018, this note payable was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2019, the Company had not drawn on this credit facility.

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

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows (in thousands):

	Year ended
	December 31,
	2019	2018
Current:
Federal	$7,849	$6,567
State	973	723
Total current income tax provision	8,822	7,290
Deferred:
Federal	(70)	1,777
State	(6)	65
Total deferred income tax provision	(76)	1,842
Provision for income taxes	$8,746	$9,132

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0	2.3
Tax adjustment related to corporate conversion	—	6.5
Other	0.3	—
Effective tax rate	23.3%	29.8%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year ended
	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$547	$368
Reserve accounts	111	148
State taxes	223	—
Uniform capitalization	45	54
Total deferred tax assets	926	570
Deferred tax liabilities:
Installment sale revenue	(1,221)	(1,356)
Depreciation	(969)	(732)
Accrued interest receivable	(465)	(288)
Other	(37)	(36)
Total deferred tax liabilities	(2,692)	(2,412)
Net deferred tax liabilities	$(1,766)	$(1,842)

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

12. SHARE BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2019, the Company had 9.8 million shares available for grant under the Compensation Plan.

The Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and became fully vested on December 13, 2019.

The Company granted 39,526 restricted shares of its common stock to a member of senior management. The shares were granted on August 2, 2019 and had a grant date fair value of $496. The shares vest at a rate of 20.0% annually, beginning on August 2, 2020, and becoming fully vested on August 2, 2024.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2019	-	-
Granted	162	$13.37
Vested	20	$13.63
Nonvested, December 31, 2019	142	$13.34

As of December 31, 2019, approximately 142,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at December 31, 2019 was $1,648 and is expected to be recognized over 4.97 years.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2019	—	—	—	—		—
Granted	59	$13.63	$7.69	9.10	$
Exercised	—	—	—	—		—
Forfeited	—	—	—	—
Outstanding, December 31, 2019	59	$13.63	$7.69	9.10		$177
Exercisable, December 31, 2019	7	$13.63	$7.69	9.10		$22

As of December 31, 2019, approximately 51,000 options remained unvested. Unrecognized compensation expense related to these options at December 31, 2019 was $344 and is expected to be recognized over 6.11 years.

13. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $260 and $2,186 at December 31, 2019 and 2018, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2019 or 2018.

Leases.  The Company leases facilities under operating leases that typically have 10‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $593 and $569 for the years ended December 31, 2019 and 2018, respectively. The Company also subleases properties to third parties, ranging from 3‑year to 11‑year terms with various renewal options. Rental income from the subleased property is included in other revenue in the Company’s statements of operations and was approximately $710 and $540 for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at December 31, 2019, are as follows:

2020	$604
2021	548
2022	476
2023	425
2024	314
Thereafter	809
Total	$3,176

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

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

14. DERIVATIVES

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at December 31, 2019 and has a maturity of May 11, 2020. The fair value of the interest rate swap agreement at December 31, 2019 and 2018 is an asset of $3 and $80, respectively, and is included in prepaid expenses and other current assets. Included in the statements of operations for the years ended December 31, 2019 and 2018 were gains of $85 and $87, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

15. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Year ended
	December 31,
	2019	2018
Numerator:
Net income (in 000's)	$28,844	$21,513
Denominator:
Basic weighted-average common shares outstanding	24,379,667	20,197,260
Effect of dilutive securities:
Restricted stock grants	26,396	—
Stock options	30,891	—
Diluted weighted-average common shares outstanding	24,436,954	20,197,260
Earnings per share attributable to Legacy Housing Corporation
Basic	$1.18	$1.07
Diluted	$1.18	$1.07

The diluted earnings per share calculation excludes 143,027 potential shares for the year ended December 31, 2019, because the effect of including these potential shares would be antidilutive. There were no potential shares excluded from the December 31, 2018  diluted earnings per share calculation.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $549 and $414 as of December 31, 2019 and 2018, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $74 and $123 as of December 31, 2019 and 2018, respectively. Home sales to Bell Mobile Homes were $4,533 and $3,640 for the years ended December 31, 2019 and 2018, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to an affiliate was $47 for the year ended December 31, 2018. On October 18, 2018, this note payable was paid in full.

At December 31, 2018, the Company had a receivable of $375 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of December 31, 2018. In September, 2019, this receivable was paid in full by the principal shareholder through a non-cash exchange of property.

17. SUBSEQUENT EVENTS

Between March 11, 2020 and March 19, 2020, the Company purchased 62,943 shares of its common stock at an average price of $10.83 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. The purchases were made in the open market and in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

The coronavirus pandemic is an evolving threat to the economy and all businesses.  At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown.  Risks to the Company include but are not limited to:

o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o

reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;

o

reduced production resulting from factors such as the spread of the illness through the Company’s workforce, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;

o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

o

an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

We continue to monitor government responses to support the economy and evaluate how those actions might mitigate the risks noted above.  At this time, we believe that the pandemic will have a negative effect on our financial results that could range from minor to material.

Management has taken a number of actions in recent weeks, including stimulating demand by offering discounts and modified purchase terms, reducing production labor, suspending overtime, and reducing rates of pay for non-production workers.  Additionally, the Company has negotiated a new credit agreement with its primary bank that will expand and extend our credit facility.  Management expects to close and execute the new agreement in the near future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on April 9, 2019, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2018. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses in internal control over financial reporting have not been remediated as of December 31, 2019.

The material weaknesses in financial reporting as of December 31, 2019 are summarized as follows:

•

We determined that we did not have sufficient accounting processes and procedures in place, particularly in the areas of allowance for loan loss; finished goods inventory costing; revenue recognition; income taxes; processing of payroll, accounts payable, and treasury transactions; and accruals for period end cut-off.

•	We determined that we did not have sufficient experienced personnel to support preparation of financial statements for compliance with U.S. GAAP and SEC.
•

We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.

•	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

Remediation Efforts to Address Previously-Identified Material Weaknesses

In connection with these material weaknesses, we are in the process of taking remediation action,

including the evaluation and implementation of appropriate processes and procedures with respect to key areas, including allowance for loan loss, finished goods inventory costing, revenue recognition, income taxes and processing of accounts payable and accruals. We are also in the process of implementing remediation measures, including providing further training of accounting personnel as well as hiring additional personnel, designing internal controls over financial reporting, including user access rights and journal entry processes and approvals, and implementing more robust financial reporting databases and systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exemption from Auditor Attestation on Internal Controls

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	65	Executive Chairman of the Board
Kenneth E. Shipley	60	President, Chief Executive Officer and Director
Cornelius Van Den Handel	64	Chief Financial Officer and Treasurer
Jeffrey V. Burt	58	Chief Accounting Officer
Neal J. Suit	44	Executive Vice President, General Counsel and Secretary
Non‑Employee Directors
Mark E. Bennett	66	Director
Stephen L. Crawford	65	Director
Richard W. Florea	57	Director
John A. Isakson	49	Director

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

Jeffrey V. Burt joined our company in September 2010 and serves as Chief Accounting Officer. In this capacity, Mr. Burt oversees all accounting functions with respect to our manufacturing facilities. Mr. Burt began his career with our company as Controller from 2010 to 2013, then as Chief Financial Officer and Treasurer from April 2013 to July 2019. Prior to joining our company, from 1993 to 2009, Mr. Burt served as Vice President and Chief Financial Officer of Kohner Properties, Inc., a company that manages multi‑family housing for owners across the central part of the United States. Mr. Burt has more than 20 years of experience in the real estate and manufactured housing industry and has expertise in the areas of accounting systems, performance reporting tools and evaluations of key performance indicators versus a company’s goals. Mr. Burt earned a B.S. degree from the University of Southern Illinois and M.B.A. from the University of Notre Dame.

Cornelius Van Den Handel joined our company in July 2019 and serves as our Chief Financial Officer and Treasurer. In this capacity, Mr. Van Den Handel oversees all accounting and finance functions of our company. Prior to joining our company, Mr. Van Den Handel served as the Managing Principal of Vector Enterprises, LLC, a consulting company that provides finance, operational, compliance, and strategic consulting services for companies. Mr. Van Den Handel has previously been CFO of three different companies, including Aviall, Inc. (a NYSE company prior to its acquisition by The Boeing Company). He brings extensive experience in strategic and business planning, acquisitions and divestitures, investor relations, debt and equity financing, operational restructuring, and process enhancement. Mr. Van Den Handel earned an MBA from the University of Texas and a bachelor’s degree in aerospace engineering from the University of Southern California.

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

Stephen L. Crawford was elected to our board of directors at the annual meeting of stockholders, held on November 8, 2019. He has served as the Managing Partner of Sabine Realty Partners, LLC, a real estate company focused on Texas properties, from May 2014 until May 2019. Previously, he served as the Director of Corporate Real Estate for Temple-Inland Inc., a publicly traded corrugated packaging and building products company, from April 2002 until February 2012, at which time International Paper acquired Temple-Inland. From 2012 until his retirement in December 2013, Mr. Crawford served as a Senior Real Estate Manager for International Paper, focusing his efforts on the corporate transition. From March 1994 until March 2002, Mr. Crawford served as the Director of Corporate Real Estate and Senior Vice President for Guaranty Bank. In that role, he had director level responsibilities over 200 branch bank locations in Texas and California, as well as oversight of Guaranty Bank's corporate headquarters in Dallas, Texas. In addition, Mr. Crawford has experience from 1976-1994 in commercial real estate lending, brokering, acquisitions, development, marketing, and asset management for companies such as Trammell Crow Company and Bonnet Resources Corporation. Mr. Crawford earned a B.B.A. from Texas Tech University.

Mr. Crawford has extensive experience and knowledge of commercial real estate acquisitions, dispositions, development, and asset management, and this expertise is highly beneficial to our company.

Richard W. Florea was elected to our board of directors on March 13, 2020. He is a founder of Warren, Weston and Walker, LLC, a private advisory, consulting and investment company focusing on real estate, technology early stage startups, and medical devices. Prior to starting Warren, Weston and Walker, LLC in 2018, Mr. Florea was President, Chief Executive Officer and Board Member of Skyline Corporation, a publicly traded producer of manufactured housing, from 2015 to 2018. Prior to joining Skyline Corporation in 2015, Mr. Florea worked for Truck Accessories Group, LLC, North America’s largest manufacturer of fiberglass caps and tonneaus for light and mid-sized trucks, as President and Chief Operating Officer from 2013 to 2015. Before that, he was the President and Chief Executive Officer for Smart-Temps, LLC (2010 to 2013) and the President and Chief Operating Officer for Dutchmen Manufacturing, Inc. (2000 to 2009). Mr. Florea received a Bachelor of Science degree from Ball State University.

Mr. Florea brings more than 30 years of expertise in manufacturing operations, strategic planning and corporate financial management, as well as operations and leadership experience in the manufactured housing industry, making his insights invaluable to the Board.

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

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of six members. The Board of Directors held its inaugural meeting on February 7, 2019.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Mark E. Bennett, Stephen L. Crawford, Richard W. Florea and John Isakson, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non‑employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non‑employee director.

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

Audit committee.  In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non‑audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that John A. Isakson is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors. The audit committee is composed of Messrs. Crawford (Chairman), Bennett, Florea and Isakson.

Compensation committee.  In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity‑based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Isakson (Chairman), Bennett, Florea and Crawford.

Nominating and governance committee.  In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes‑Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Florea (Chairman) and Isakson.

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

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Texas law. Texas law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation and our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Texas law. Any repeal of, or modification to, our certificate of incorporation and our bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our bylaws also provide that we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended December 31, 2019 and 2018, and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2019 and 2018 of at least $100,000 and who were executive officers on December 31, 2019 and 2018. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2019	50,000	—	—	—	—	50,000
Executive Chairman (former Co-Chief Executive Officer)	2018	50,000	—	—	—	—	50,000
Kenneth E. Shipley	2019	50,000	—	—	—	—	50,000
President and Chief Executive Officer (former Co‑Chief Executive Officer)	2018	50,000	—	—	—	—	50,000
Jeffrey V. Burt	2019	234,863	—	116,823	—	—	351,686
Chief Accounting Officer	2018	223,654	30,000	—	—	—	253,654
Cornelius Van Den Handel	2019	83,077	—	—	—	—	83,077
Chief Financial Officer and Treasurer (1)	2018	—	—	—	—	—	—
Neal J. Suit	2019	249,313	—	116,823	56,421	—	422,557
Executive Vice President, General Counsel and Secretary (2)	2018	183,077	30,000	—	—	—	213,077

(1)	Mr. Van Den Handel joined our company in July 2019.
(2)	Mr. Suit joined our company in January 2018.

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

Outstanding Equity Awards at December 31, 2019

The following table shows outstanding option awards held by the named executive officers as of December 31, 2019.

Name	Vested Shares	Unvested Shares	Total Shares
Curtis D. Hodgson	—	—	—
Kenneth E. Shipley	—	—	—
Cornelius Van Den Handel	—	—	—
Jeffrey V. Burt	—	—	—
Neal J. Suit (1)	7,337	51,357	58,694

(1)

Mr. Suit was awarded options to purchase 58,694 shares of common stock under our 2018 Incentive Compensation Plan. The grant date of the options was February 7, 2019 and the strike price is $13.63. Options for 7,337 shares vested on the grant date and the remaining options vest at a rate of 12.5% annually, until fully vested on February 7, 2026. The options expire on February 7, 2029.

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

Director Compensation

We currently compensate each non‑employee director through annual stock option grants and by paying annual fees for their participation on the board and on respective board committees. Our board members will receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in stock option grants that would vest as of the next annual meeting or in one year. Our board of directors will review director compensation annually or when circumstances exist requiring reexamination and adjust it according to then current market conditions and good business practices.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2020, referred to in the table below as the “Beneficial Ownership Date,” by:

•	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•	each of our current directors and director nominees and each of our named executive officers individually; and
•	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,762,462 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	6,639,214	26.8%
Kenneth E. Shipley (2)	3,314,862	13.4%
Cornelius Van Den Handel	—	—
Jeffrey V. Burt (3)	12,000	*
Neal J. Suit (4)	25,816	*
Mark Bennett (5)	69,913	*
Stephen L. Crawford	—	—
Richard W. Florea	—	—
John Isakson	734	*
5% Stockholders
William Shipley (2)	3,230,131	13.0%
Douglas Shipley (2)	3,256,667	13.2%
All directors, director nominees and executive officers as a group (9 persons)	10,062,539	40.6%

* Less than 1% of outstanding shares of common stock

(1)

Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 3,198,480 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.

(2)

Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 3,230,131 and 3,256,667 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.

(3)

Mr. Burt’s beneficial ownership consists of 12,000 shares of common stock, representing 28.6% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, less 5,143 shares sold during 2019.

(4)

Mr. Suit’s beneficial ownership consists of (a) 11,143 shares of common stock, representing 28.6% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, less 6,000 shares sold during 2019 and (b) 14,673 shares of common stock underlying stock options, representing 25.0% of the 58,694 stock options granted to  him during the eight-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently exercisable.

(5)	Mr. Bennett’s beneficial ownership includes 31,000 shares of common stock owned by his spouse.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $17 and $414 as of December 31, 2019 and 2018, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $74 and $123 as of December 31, 2019 and 2018, respectively. Home sales to Bell Mobile Homes were $4,533 and $3,640 for the years ended December 31, 2019 and 2018, respectively.

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to an affiliate was $47 for the year ended December 31, 2018.  On October 18, 2018, this note payable was paid in full.

At December 31, 2018, the Company had a receivable of $375 from a principal shareholder for certain business expenses related to a potential business venture.  This amount is included in the Company’s accounts receivable balance as of December 31, 2018. In September, 2019, this receivable was paid in full by the principal shareholder through a non-cash exchange of property.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law.

Corporate Conversion

Effective January 1, 2018, we converted to a Delaware corporation and changed our name to Legacy Housing Corporation. Prior to January 1, 2018, we were a Texas limited partnership controlled by our Executive Chairman and President and Chief Executive Officer. Upon the corporate conversion, all of our outstanding partnership interests were exchanged on a proportional basis for shares of common stock of Legacy Housing Corporation. The conversion qualified as a tax free transaction under Section 351 of the Internal Revenue Code. Effective December 31, 2019, the Company converted from a Delaware corporation to a Texas corporation.

Policies and Procedures for Transactions with Related Persons

Our board of directors adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refer to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

BKD, LLP served as our independent registered public accountants for the year ended December 31, 2019 and Grant Thornton LLP served as our independent registered public accountants for the year ended December 31, 2018.

Audit Fees

For our fiscal year ended December 31, 2019, we were billed approximately $866,000 for professional services rendered by BKD, LLP and for our fiscal year ended December 31, 2018 we were billed approximately $1,507,000 for professional services rendered by Grant Thornton LLP. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein (ii) audits and reviews included in our Registration Statement on Form S-1 related to our IPO in 2018 (iii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services, and (iv) accounting consultations.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2019 and 2018.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal year ended December 31, 2019, we were billed approximately $15,000 by BKD, LLP for review of internal control documentation prepared by our management. There were no fees that fell into the classification of “Other Fees” for our fiscal year ended December 31, 2018.

Pre-Approval Policies

Following the appointment of all three current members to the Board’s audit committee, such committee began its activities in December 2018. Prior to then, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	*	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
31.1	*	Rule 13a‑14(a)/15d‑14(a) Certification.

Exhibit Number		Description

31.2	*	Rule 13a‑14(a)/15d‑14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise indicated, each document was filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-228288).

†Compensatory plan or agreement.

*Filed herewith.

(a)2.	Financial Statement Schedules

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

LEGACY HOUSING CORPORATION

By:	/s/ Kenneth E. Shipley
	Name:	Kenneth E. Shipley
	Title:	President and Chief Executive Officer
	Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	March 30, 2020

/s/ Kenneth E. Shipley Kenneth E. Shipley	President and Chief Executive Officer and Director (principal executive officer)	March 30, 2020

/s/ Cornelius Van Den Handel Cornelius Van Den Handel	Chief Financial Officer (principal financial officer)	March 30, 2020

/s/ Jeffrey V. Burt Jeffrey V. Burt	Chief Accounting Officer (principal accounting officer)	March 30, 2020

/s/ Mark E. Bennett Mark E. Bennett	Director	March 30, 2020

/s/ Stephen L. Crawford Stephen L. Crawford	Director	March 30, 2020

/s/ Richard W. Florea Richard W. Florea	Director	March 30, 2020

/s/ John A. Isakson John A. Isakson	Director	March 30, 2020