Form 10-Q
period 2020-03-31
Legacy Housing Corp
filed 2020-05-15
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(817) 799‑4900

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

There were 24,764,206 shares of Common Stock ($0.001 par value) outstanding as of May 11, 2020.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,717	$1,724
Accounts receivable, net of allowance for doubtful accounts	3,171	1,767
Current portion of consumer loans	6,138	5,994
Current portion of notes receivable from mobile home parks (“MHP”)	9,454	10,969
Current portion of other notes receivable	545	428
Inventories	31,523	27,228
Prepaid expenses and other current assets	3,429	4,857
Total current assets	57,977	52,967
Property, plant and equipment, net	21,124	21,038
Consumer loans, net of deferred financing fees and allowance for loan losses	99,448	99,048
Notes receivable from mobile home parks (“MHP”)	93,827	81,375
Other notes receivable, net of allowance for loan losses	13,064	13,050
Other assets	4,722	4,212
Inventory non‑current	11,456	11,930
Total assets	$301,618	$283,620
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,464	$5,168
Accrued liabilities	11,818	8,808
Customer deposits	2,228	1,567
Escrow liability	6,964	7,530
Line of credit	—	28,860
Total current liabilities	24,474	51,933
Long‑term liabilities:
Lines of credit	39,027	2,001
Deferred income taxes	1,766	1,766
Dealer incentive liability	5,522	5,531
Total liabilities	70,789	61,231
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,637,222 and 24,620,079 issued and 24,274,279 and 24,320,079 outstanding at March 31, 2020 and December 31, 2019, respectively	25	25
Treasury stock at cost, 362,943 and 300,000 shares at March 31, 2020 and December 31, 2019, respectively	(3,742)	(3,060)
Additional paid-in-capital	175,164	175,067
Retained earnings	59,382	50,357
Total stockholders' equity	230,829	222,389
Total liabilities and stockholders' equity	$301,618	$283,620

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2020	2019
Net revenue:
Product sales	$31,195	$31,550
Consumer and MHP loans interest	6,424	5,530
Other	654	874
Total net revenue	38,273	37,954
Operating expenses:
Cost of product sales	21,858	21,885
Selling, general administrative expenses	5,612	6,491
Dealer incentive	194	210
Income from operations	10,609	9,368
Other income (expense):
Non‑operating interest income	237	39
Miscellaneous, net	38	3
Gain on settlement, net	1,075	—
Interest expense	(338)	(189)
Total other	1,012	(147)
Income before income tax expense	11,621	9,221
Income tax expense	(2,596)	(2,008)
Net income	$9,025	$7,213
Weighted average shares outstanding:
Basic	24,319,328	24,516,762
Diluted	24,361,083	24,571,088
Net income per share:
Basic	$0.37	$0.29
Diluted	$0.37	$0.29

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF  CASH  FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income	$9,025	$7,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	281	241
Provision for loan loss—consumer loans	215	406
Deferred income taxes	—	—
Share based payment expense	97	234
Changes in operating assets and liabilities:
Accounts receivable	(1,405)	(142)
Consumer loans originations	(3,174)	(5,053)
Consumer loans principal collections	2,297	2,847
Notes receivable MHP originations	(17,205)	(12,849)
Notes receivable MHP principal collections	6,267	8,238
Inventories	(3,821)	1,015
Prepaid expenses and other current assets	1,428	(390)
Other assets	(513)	(467)
Accounts payable	(1,703)	888
Accrued liabilities	3,012	1,153
Customer deposits	661	52
Dealer incentive liability	(9)	5
Net cash provided by (used in) operating activities	(4,547)	3,391
Investing activities:
Purchases of property, plant and equipment	(366)	(757)
Issuance of notes receivable	(215)	(1,400)
Notes receivable collections	85	101
Purchases of consumer loans	(191)	(101)
Collections from purchased consumer loans	310	172
Net cash used in investing activities	(377)	(1,985)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	—	7,200
Offering cost for over-allotment of initial public offering	—	(505)
Treasury stock purchase	(682)	—
Escrow liability, net	(567)	(626)
Principal payments on note payable	—	(459)
Proceeds from lines of credit	18,430	1,482
Payments on lines of credit	(10,264)	(7,999)
Net cash provided by (used in) financing activities	6,917	(907)
Net increase in cash and cash equivalents	1,993	499
Cash and cash equivalents at beginning of period	1,724	2,599
Cash and cash equivalents at end of period	$3,717	$3,098
Supplemental disclosure of cash flow information:
Cash paid for interest	$301	$227

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED  STATEMENTS OF  CHANGES IN  STOCKHOLDERS’  EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional	Retained
	Shares	Amount	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	234	—	234
Net income	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	$25	$174,671	$28,726	$203,422

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,025	9,025
Balances, March 31, 2020	24,637,222	$25	$(3,742)	$175,164	$59,382	$230,829

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

1. NATURE OF OPERATIONS

Legacy Housing Corporation (the “Company”) was formed on January 1, 2018 as a Delaware corporation through a corporate conversion of Legacy Housing, Ltd. (the “Partnership”), a Texas limited partnership formed in May 2005. Effective December 31, 2019, the Company reincorporated from a Delaware corporation to a Texas corporation. The Company is headquartered in Bedford, Texas.

The Company (1) manufactures and provides for the transport of mobile homes, (2) provides wholesale financing to dealers and mobile home parks, (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its mobile homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its mobile homes. The Company also sells homes directly to dealers and mobile home parks.

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

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. During the first quarter of 2020, the Company purchased 62,943 shares of its common stock at an average price of $10.83 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.  Material estimates that are susceptible to significant change in the near term primarily relate to the determination of accounts receivable, consumer loans and notes receivable, inventory obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which takes the form of a consignment arrangement. Consignment Sales are considered sales of consigned homes from independent dealers to individual customers. Retail Store Sales are homes sold through Company-owned retail locations. Consignment Sales and Retail Sales of homes may be financed by the Company, by a third party, or in paid in cash.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

For the three months ended March 31, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $11,986 or 37.2% and $4,803 or 15.9% of our product sales, respectively.

For the three months ended March 31, 2020 and 2019, total cost of product sales included $4,907 and $4,327 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
Product sales:
Direct sales	$2,225	$4,457
Commercial sales	15,791	12,503
Consignment sales	8,840	10,037
Retail store sales	3,182	3,341
Other (1)	1,157	1,212
Total product sales	31,195	31,550
Consumer and MHP loans interest:
Interest - consumer installment notes	4,149	4,130
Interest - MHP notes	2,275	1,400
Total consumer and MHP loans interest	6,424	5,530
Other	654	874
Total net revenue	$38,273	$37,954
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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At March 31, 2020 and December 31, 2019, the allowance for doubtful accounts totaled $572 and $457, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 14.0% as of March 31, 2020 and December 31, 2019. Consumer loans receivable have maturities that range from 5 to 25 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $6,964 and $7,530 as of March 31, 2020 and December 31, 2019, respectively, and are included in escrow liability in the balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged‑off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,840 and $1,846 as of March 31, 2020 and December 31, 2019, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Consumer loans receivable	$109,635	$109,005
Loan discount and deferred financing fees, net	(3,029)	(3,050)
Allowance for loan losses	(1,020)	(913)
Consumer loans receivable, net	$105,586	$105,042

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2020	2019
Allowance for loan losses, beginning of period	$913	$712
Provision for loan losses	215	406
Charge offs	(108)	(233)
Allowance for loan losses	$1,020	$885

The impaired and general reserve for allowance for loan losses:

	As of March 31,	As of December 31,
	2020	2019
Total consumer loans	$109,635	$109,005
Total allowance for loan losses	1,020	913
Impaired loans individually evaluated for impairment	1,928	1,677
Specific reserve against impaired loans	661	529
Other loans collectively evaluated for allowance	107,707	107,328
General allowance for loan losses	359	384

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

As of March 31, 2020 and December 31, 2019, the total principal outstanding for consumer loans on nonaccrual status was $1,928 and $1,677, respectively. A detailed aging of consumer loans receivable that are past due as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31,		As of December 31,
	2020	%	2019	%
Total consumer loans receivable	$109,635	100.0	$109,005	100.0
Past due consumer loans:
31 - 60 days past due	$386	0.4	$267	0.2
61 - 90 days past due	239	0.2	122	0.1
91 - 120 days past due	105	0.1	103	0.1
Greater than 120 days past due	1,205	1.1	1,065	1.0
Total past due	$1,935	1.8	$1,557	1.4

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

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 45.7% and 38.3% of the principal balance outstanding, all of which was secured, as of March 31, 2020 and December 31, 2019, respectively.

There were minimal past due balances on the MHP Notes as of March 31, 2020 and December 31, 2019 and no charge offs were recorded for MHP Notes during the three months ended March  31, 2020 and 2019, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of March 31, 2020 and December 31, 2019.

4. OTHER NOTES RECEIVABLE

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

The balance outstanding on the other notes receivable were as follows:

	As of March 31,	As of December 31,
	2020	2019
Outstanding principal balance	$13,681	$13,552
Allowance for loan losses	(72)	(74)
Total	$13,609	$13,478

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Raw materials	$10,649	$9,434
Work in progress	513	383
Finished goods	31,817	29,341
Total	$42,979	$39,158

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Land	$11,671	$11,659
Buildings and leasehold improvements	10,139	10,059
Vehicles	1,636	1,580
Machinery and equipment	3,780	3,653
Furniture and fixtures	274	214
Total	27,500	27,165
Less accumulated depreciation	(6,376)	(6,127)
Total property, plant and equipment	$21,124	$21,038

Depreciation expense was $248 with $106 included as a component of cost of product sales for the three months ended March 31, 2020 and $241 with $89 included as a component of cost of product sales for the three months ended March 31, 2019.

7. OTHER ASSETS

Other assets consisted of the following at March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Leased property	$2,589	$2,067
Prepaid rent	293	299
Repossessed loans	1,840	1,846
Total	$4,722	$4,212

Depreciation expense for the leased property was $33 for the three months ended March 31, 2020.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Warranty liability	$3,093	$3,078
Litigation reserve	283	325
Federal and state taxes payable	4,140	1,761
Accrued expenses & other accrued liabilities	4,302	3,644
Total	$11,818	$8,808

9. DEBT

Lines of Credit

Revolver 1

At December 31, 2019, the Company had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 and a maturity date of May 11, 2020. On March 30, 2020, the Company entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020 and for the year ended December 31, 2019, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. The interest rate in effect as of December 31, 2019 was 4.09%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $16,140 as of December 31, 2019.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of March 31, 2020 was 3.02%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $32,974 as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, interest expense under the Capital One Revolvers was $320 and $73, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $37,026 and $28,860, respectively. The Company was in compliance with all financial covenants as of March 31, 2020, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 were 4.17% and 4.19%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028 and $11,262 at March 31, 2020 and December 31, 2019, respectively. The Company was in compliance with all required covenants as of March 31, 2020. For the three months ended March 31, 2020 and 2019,

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

interest expense was $21 and $61, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000. In April 2020, this note was paid in full and the facility was terminated.

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30 with a final payment due at maturity. The note is secured by certain real property of the Company. Interest expense was $38 for the three months ended March 31, 2019. In October 2019, this note was paid in full.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $1 for the three months ended March 31, 2019. In January 2019, this note was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2020, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2020, the Company had 9.8 million shares available for grant under the Compensation Plan.

In February 2019, the Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and become fully vested on December 13, 2019.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

In August 2019, the Company granted 39,526 restricted shares of its common stock to a member of senior management. The shares were granted on August 2, 2019 and had a grant date fair value of $496. The shares vest at a rate of 20.0% annually, beginning on August 2, 2020, becoming fully vested on August 2, 2024.

The Company granted 1,903 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on March 27, 2020 and become fully vested on December 13, 2020.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2020	142	$13.34
Granted	2	$9.59
Vested	17	$13.63
Nonvested, March 31, 2020	127	$13.24

As of March 31, 2020, approximately 127,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at March 31, 2020 was $1,583 and is expected to be recognized over 4.67 years.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	59	13.63	7.69	8.85
Granted	—	$—	$—	—	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, March 31, 2020	59	$13.63	$7.69	8.85	$—
Exercisable, March 31, 2020	15	$13.63	$7.69	8.85	$—

As of March 31, 2020, approximately 44,000 options remained unvested. Unrecognized compensation expense related to these options at March 31, 2020 was $330 and is expected to be recognized over 5.86 years.

11. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2020 and 2019 was $2.6 million and $2.0 million, respectively. The effective tax rate for the three months ended March 31, 2020 was 22.3% and differs

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

from the statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2019 was 21.8% and differs from the statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At March 31, 2020, the liability for incurred but not reported claims was insignificant.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $501 and $260 at March 31, 2020 and December 31, 2019, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of March 31, 2020 or December 31, 2019.

Leases.  The Company leases facilities under operating leases that typically have 10‑year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $144 and $131 for the three months ended March 31, 2020, and 2019, respectively. The Company also subleases properties to third parties, ranging from 3‑year to 11‑year terms with various renewal options. Rental income from the subleased property was approximately $85 and $89 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease commitments under all non‑cancelable operating leases for each of the next five years at March 31, 2020, are as follows:

2020	$474
2021	548
2022	476
2023	425
2024	314
Thereafter	808
Total	$3,045

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

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815‑10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities.  The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement is the only one outstanding at March 31, 2020 and has a maturity of May 11, 2020.  The fair values of the interest rate swap agreement are assets included in prepaid expenses and other current assets and were $7  and $3 at March 31, 2020 and December 31, 2019, respectively. Included in the statements of operations for the three months ended March 31, 2020 and 2019  was a gain of $2 and a loss of $16, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

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

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair values of the interest rate swap are assets and valued at $7  and $3 as of March 31, 2020 and December 31, 2019, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short‑term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $125,000 compared to the book value of $105,714 as of March 31, 2020, and a fair value of approximately $119,000 compared to the book value of $105,042 as of December 31, 2019. This is a Level III valuation technique.

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

	Three months ended
	March 31,
	2020	2019
Numerator:
Net income (in 000's)	$9,025	$7,213
Denominator:
Basic weighted-average common shares outstanding	24,319,328	24,516,762
Effect of dilutive securities:
Restricted stock grants	7,749	54,326
Stock options	34,006	—
Diluted weighted-average common shares outstanding	24,361,083	24,571,088
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.37	$0.29
Diluted	$0.37	$0.29

The diluted earnings per share calculation excludes 144,082 and 51,467 potential shares for the three months ended March 31, 2020 and 2019, respectively because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $544 and $549 as of March 31, 2020 and December 31, 2019, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $80 and $74 as of March 31, 2020 and December 31, 2019, respectively. Home sales to Bell Mobile Homes were $883 and $858 for the three months ended March 31, 2020 and 2019, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

16. SUBSEQUENT EVENTS

During April 2020, the Company purchased 82,035 shares of its common stock at an average price of $8.95 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. The purchases were made in the open market and in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company‑owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the fourth quarter of 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three months ended March 31, 2020, we sold 849 home sections (which are entire homes or single floors that are combined to create complete homes) and for the three months ended March 31, 2019, we sold 918 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 85 independent retail locations, 13 company‑owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company‑owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the three months ended March 31, 2020,  approximately 47% of our manufactured homes were sold in Texas, followed by 10% in Kentucky,  9% in North Carolina,  8% in Georgia, and 5% in Kansas. For the three months ended March 31, 2019,  approximately 54% of our manufactured homes were sold in Texas, followed by 10% in Georgia, 8% in Florida,  8% in Kansas and 5% in Michigan. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company‑owned retail locations in new and existing markets.

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

Corporate Conversion

Prior to January 1, 2018, we were a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation pursuant to a statutory conversion, or the Corporate Conversion, and changed our name to Legacy Housing Corporation. All of our outstanding partnership interests were converted on a proportional basis into shares of common stock of Legacy Housing Corporation. Effective December 31, 2019, the Company reincorporated from a Delaware corporation to a Texas corporation. For more information, see “Corporate Conversion” in Note 1.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

•

Consistent with our long‑term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We initially anticipated opening 2 to 4 additional retail centers by the end of 2020, but we will reassess those plans once we have a clearer understanding of the COVID-19 pandemic’s impact on the retail business.

•	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2020, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
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

Management has taken a number of actions in recent weeks, including stimulating demand by offering discounts and modified purchase terms, reducing production labor, suspending overtime, and reducing rates of pay for non-production workers.  Additionally, the Company negotiated a new credit agreement with its primary bank that expanded and extended our credit facility.  The new credit agreement closed on March 30, 2020.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2020 and 2019 (in thousands)

	Three months ended
	March 31,
	2020	2019	$ change	% change
Net revenue:
Product sales	$31,195	$31,550	$(355)	(1.1)%
Consumer and MHP loans interest	6,424	5,530	894	16.2%
Other	654	874	(220)	(25.2)%
Total net revenue	38,273	37,954	319	0.8%
Operating expenses:
Cost of product sales	21,858	21,885	(27)	(0.1)%
Selling, general administrative expenses	5,612	6,491	(879)	(13.5)%
Dealer incentive	194	210	(16)	(7.6)%
Income from operations	10,609	9,368	1,241	13.2%
Other income (expense)
Non‑operating interest income	237	39	198	507.7%
Miscellaneous, net	38	3	35	1,166.7%
Gain on settlement, net	1,075	—	1,075%
Interest expense	(338)	(189)	(149)	78.8%
Total other	1,012	(147)	1,159	(788.4)%
Income before income tax expense	11,621	9,221	2,400	26.0%
Income tax expense	(2,596)	(2,008)	(588)	29.3%
Net income	$9,025	$7,213	$1,812	25.1%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales decreased $0.4 million, or 1.1%, during the three months ended March 31, 2020 as compared to the same period in 2019. This change was driven by an  increase in commercial sales offset by a decline in consignment sales,  direct sales, retail store sales and other product sales.  Commercial sales increased $3.3 million to $15.8 million in 2020 from $12.5 million in 2019. This increase was offset by a net $1.2 million decrease in consignment sales to $8.8 million in 2020 from $10.0 million in 2019, a $2.2 million decrease in direct sales to $2.2 million in 2020 from $4.4 million in 2019 and a $0.1 million decrease in our company‑owned retail stores sales to $3.2 million in 2020 from $3.3 million in 2019 .  Other product sales decreased $0.1 million to $1.1 million in 2020 from $1.2 million in 2019 and is primarily due to a decrease in parts sales and miscellaneous sales income.

Net revenue attributable to our factory‑built housing consisted of the following during the three months of 2019 and 2018:

	Three Months Ended
	March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$31,195	$31,550	$(355)	(1.1)%
Total products sold	755	767	(12)	(1.6)%
Net revenue per product sold	$41.3	$41.1	$(0)	(0.0)%

For the three months ended March 31,  2020, our net revenue per product sold increased slightly because of changes in our product sales mix. We had increases in sales to manufactured home communities and through our company‑owned retail stores. These increases were partially offset by declines in direct sales and consignment sales. Sales through our company‑owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $0.9 million, or 16.2%, during the three months ended March 31, 2020 as compared to the same period in 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between March 31, 2019 and March 31, 2020 our MHP Note portfolio increased by $40.7 million and the consumer loan portfolio increased by $6.7 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.2 million or 25.2% during the three months ended March 31, 2020 as compared to the same period in 2019 and is primarily due to a $0.2 million decrease in setup and service fees revenue.

The cost of product sales remained flat during the three months ended March 31, 2020 as compared to the same period in 2019 and is consistent with the relatively flat number of home units sold during the same periods.

Selling, general and administrative expenses decreased $0.9 million, or 13.5%, during the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily due to $0.5 million of retail store expenses recorded as SG&A in the first quarter of 2019 that were subsequently recorded in cost of sales later in 2019, a $0.3 million decrease in advertising and promotions, a $0.3 million decrease in consulting and professional fees and a $0.2 million expense in the first quarter of 2019 for settlement of a lawsuit. These decreases were partially offset by $0.3 million increase in salaries and incentive costs related to our operations as a public company, and a $0.1 million increase in warranty costs. In addition, dealer incentive expense was flat in 2020 as compared to 2019.

Other income (expense), net increased $1.2 million, or 788.4%, during the three months ended March 30, 2020 as compared to the same period in 2019.  This increase was primarily due to a $1.1 million gain due to the settlement of a lawsuit with a previous vendor for the Company and an increase of $0.2 million in non-operating interest income offset by a $0.1 million increase in interest expense.

Income tax expense during the three months ended March 31, 2020 was $2.6 million compared to $2.0 million for the same period in 2019.  The effective tax rate for the three months ended March 31, 2020 was 22.3% and differs from the federal statutory rate of 21% primarily due to state income taxes and other permanent differences between book and tax basis. The effective tax rate for the three months ended March 31, 2019 was 21.8% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at March 31, 2020, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of March 31, 2020,  we had approximately $3.7 million in cash and cash equivalents, compared to $1.7 million as of December 31, 2019. We negotiated a new credit agreement with our primary bank that expanded and extended our credit facility.  The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2020	2019

Net cash provided by (used in) operating activities	$(4,547)	$3,391
Net cash used in investing activities	$(377)	$(1,985)
Net cash provided by (used in) financing activities	$6,917	$(907)
Net change in cash and cash equivalents	$1,993	$499
Cash and cash equivalents at beginning of period	$1,724	$2,599
Cash and cash equivalents at end of period	$3,717	$3,098

Comparison of Cash Flow Activities from March 31, 2020 to March 31, 2019

Net cash provided by operating activities decreased $7.9 million during the three months ended March 31, 2020, compared to the comparable period in 2019, primarily as a result of increased volume of loan originations supporting sales to MHPs net of principal collections, increased inventory balances, decreased payables and increased accounts receivable. The decrease in operating cash flows described above was partially offset by cash generated by operating income before non-cash adjustments,  reduced growth in consumer loan originations net of principal collections, increased accrued expenses and reduced prepaid expenses.

Net cash used in investing activities of $0.4 million in 2020 was primarily attributable to $0.3 million used for the acquisition of property plant and equipment,  $0.2 million used to purchase consumer loans and $0.2 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $0.1 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.2 million from our purchased consumer loans.

Net cash provided by financing activities of $6.9 million in 2020 was primarily attributable to net proceeds of $8.2 million on our lines of credit offset by $0.7 million for purchase of treasury stock and $0.6 million decrease in escrow deposits received by the company.

Indebtedness

Capital One Revolver.  At December 31, 2019, we had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 and a maturity date of May 11, 2020.  On March 30, 2020, we entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000,000 and a maturity date of March 30, 2024.  For the period January 1, 2020 through March 30, 2020 and for the year ended December 31, 2019, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. The interest rate in effect as of December 31, 2019 was 4.09%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under Revolver 1 was $16,140,000 as of December 31, 2019.

The New Revolver accrues interest at one-month LIBOR plus 2.00%.  The interest rate in effect as of March 31, 2020 was 3.02%.  As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $32,974,000 as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, interest expense under the Capital One Revolvers was $320,000 and $73,000, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $37,026,000 and $28,860,000, respectively. We were in compliance with all financial covenants as of March 31, 2020, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4‑to‑1, or less.

Veritex Community Bank Revolver.  In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 was 4.17% and 4.19%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028,000 and $11,262,000 at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, interest expense was $21,000 and $61,000, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001,000. We were in compliance with all financial covenants as of March 31, 2020, including that we maintain a tangible net worth of at least $80,000,000. In April 2020, this note was paid in full and the facility was terminated.

Notes Payable.  We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30,000 with a final payment due at maturity. The note is secured by certain of our real property. Interest expense was $38,000 for the three months ended March 31, 2019.  In October 2019, this note was paid in full.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 for the three months ended March 31, 2019.  In January 2019, this note was paid in full.

PILOT Agreement.  In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project.  As of March 31, 2020, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2020:

	Payments Due by Period

Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
Lines of credit	$39,027,000	—	2,001,000	37,026,000	—
Operating lease obligations	$3,045,000	474,000	1,024,000	739,000	808,000

Off‑Balance Sheet Arrangements

We did not have any off‑balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately

$501,000 and $260,000 as of March 31, 2020 and December 31, 2019, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2020.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2019.  Other than recent accounting pronouncement adoptions discussed in Note 1 of our condensed financial statements, we had no significant changes in those critical accounting estimates since our last annual report.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act that requires designing disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on March 31, 2020, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2019. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2020 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2021.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12  - Commitments and Contingencies in our March 31, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit No.		Description
EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS *	-	XBRL Instance Document.

EXHIBIT 101.SCH *	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Dated: May 15, 2020	By:	/s/ Cornelius Van Den Handel
Name: Cornelius Van Den Handel
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)