Form 10-Q
period 2020-06-30
Legacy Housing Corp
filed 2020-08-14
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-38761

Legacy Housing Corporation

(Exact name of registrant as specified in its charter)

Texas	20-2897516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Airport Freeway, #100

Bedford, Texas 76022

(Address of principal executive offices)

(Zip Code)

(817) 799-4900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock ($0.001 par value)	LEGH	NASDAQ Global Market

There were 24,192,157 shares of Common Stock ($0.001 par value) outstanding as of August 10, 2020.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,024	$1,724
Accounts receivable, net of allowance for doubtful accounts	1,451	1,767
Current portion of consumer loans	5,070	5,994
Current portion of notes receivable from mobile home parks (“MHP”)	11,795	10,969
Current portion of other notes receivable	582	428
Inventories	26,377	27,228
Prepaid expenses and other current assets	3,205	4,857
Total current assets	49,504	52,967
Property, plant and equipment, net	21,320	21,038
Consumer loans, net of deferred financing fees and allowance for loan losses	102,166	99,048
Notes receivable from mobile home parks (“MHP”)	108,274	81,375
Other notes receivable, net of allowance for loan losses	13,058	13,050
Other assets	5,346	4,212
Inventory non‑current	12,516	11,930
Total assets	$312,184	$283,620
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,476	$5,168
Accrued liabilities	14,794	8,808
Customer deposits	1,738	1,567
Escrow liability	7,548	7,530
Line of credit	—	28,860
Total current liabilities	28,556	51,933
Long‑term liabilities:
Lines of credit	37,535	2,001
Deferred income taxes	1,766	1,766
Dealer incentive liability	5,601	5,531
Total liabilities	73,458	61,231
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,637,222 and 24,620,079 issued and 24,192,157 and 24,320,079 outstanding at June 30, 2020 and December 31, 2019, respectively	25	25
Treasury stock at cost, 445,065 and 300,000 shares at June 30, 2020 and December 31, 2019, respectively	(4,477)	(3,060)
Additional paid-in-capital	175,200	175,067
Retained earnings	67,978	50,357
Total stockholders' equity	238,726	222,389
Total liabilities and stockholders' equity	$312,184	$283,620

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenue:
Product sales	$39,179	$39,766	$70,375	$71,316
Consumer and MHP loans interest	6,067	5,112	12,491	10,642
Other	760	883	1,414	1,757
Total net revenue	46,006	45,761	84,280	83,715
Operating expenses:
Cost of product sales	30,557	27,876	52,416	49,760
Selling, general administrative expenses	4,064	6,144	9,676	12,635
Dealer incentive	186	239	380	449
Income from operations	11,199	11,502	21,808	20,871
Other income (expense):
Non‑operating interest income	215	46	451	85
Miscellaneous, net	11	31	48	33
Gain on settlement, net	—	—	1,075	—
Interest expense	(239)	(158)	(577)	(347)
Total other	(13)	(81)	997	(229)
Income before income tax expense	11,186	11,421	22,805	20,642
Income tax expense	(2,590)	(2,788)	(5,186)	(4,796)
Net income	$8,596	$8,633	$17,619	$15,846
Weighted average shares outstanding:
Basic	24,201,220	24,369,890	24,260,274	24,442,921
Diluted	24,201,823	24,369,890	24,260,938	24,457,967
Net income per share:
Basic	$0.36	$0.35	$0.73	$0.65
Diluted	$0.36	$0.35	$0.73	$0.65

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income	$17,619	$15,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	572	494
Amortization of debt discount and issuance costs	18	—
Provision for loan loss—consumer loans	280	1,449
Share based payment expense	133	422
Changes in operating assets and liabilities:
Accounts receivable	316	(535)
Consumer loans originations	(7,918)	(9,789)
Consumer loans principal collections	4,915	4,128
Notes receivable MHP originations	(37,538)	(29,079)
Notes receivable MHP principal collections	9,813	15,016
Inventories	264	4,419
Prepaid expenses and other current assets	1,928	388
Other assets	(1,204)	(1,248)
Accounts payable	(691)	934
Accrued liabilities	5,987	1,449
Customer deposits	171	(625)
Dealer incentive liability	69	72
Net cash provided by (used in) operating activities	(5,266)	3,341
Investing activities:
Purchases of property, plant and equipment	(782)	(1,454)
Issuance of notes receivable	(278)	(1,531)
Notes receivable collections	116	522
Purchases of consumer loans	(191)	(101)
Collections from purchased consumer loans	721	364
Net cash used in investing activities	(414)	(2,200)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	—	7,200
Offering cost for over-allotment of initial public offering	—	(505)
Treasury stock purchase	(1,417)	(3,060)
Proceeds from issuance of note payable	6,546	—
Principal payments on note payable	(6,546)	(504)
Escrow liability, net	18	106
Proceeds from lines of credit, net	30,232	26,284
Payments on lines of credit	(23,853)	(30,839)
Net cash provided by (used in) financing activities	4,980	(1,318)
Net increase in cash and cash equivalents	(700)	(177)
Cash and cash equivalents at beginning of period	1,724	2,599
Cash and cash equivalents at end of period	$1,024	$2,422
Supplemental disclosure of cash flow information:
Cash paid for interest	$553	$405
Cash paid for taxes	$—	$3,051

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	—	234	—	234
Net income	—	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	$25	$—	$174,671	$28,726	$203,422
Share based compensation expense and stock units vested	—	—	—	187	—	187
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	8,633	8,633
Balances, June 30, 2019	24,617,143	$25	$(3,060)	$174,858	$37,359	$209,182

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,025	9,025
Balances, March 31, 2020	24,637,222	$25	$(3,742)	$175,164	$59,382	$230,829
Share based compensation expense and stock units vested	—	—	—	36	—	36
Purchase of treasury stock	—	—	(735)	—	—	(735)
Net income	—	—	—	—	8,596	8,596
Balances, June 30, 2020	24,637,222	$25	$(4,477)	$175,200	$67,978	$238,726

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. During the six months ended June 30, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

For the three months ended June 30, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $14,320 or 36.6% and $8,520 or 21.4% of our product sales, respectively. For the six months ended June 30, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $26,306 or 37.4% and $13,323 or 18.7% of our product sales, respectively.

For the three and six months ended June 30, 2020, total cost of product sales included $7,849 and $12,756 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales. For the three and six months ended June 30, 2019, total cost of product sales included $7,573 and $11,900 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales:
Direct sales	$3,850	$5,553	$6,076	$10,000
Commercial sales	21,059	17,604	36,851	30,107
Consignment sales	9,114	10,625	17,924	20,662
Retail store sales	4,325	4,928	7,536	8,269
Other (1)	831	1,056	1,988	2,278
Total product sales	39,179	39,766	70,375	71,316
Consumer and MHP loans interest:
Interest - consumer installment notes	3,820	3,697	7,969	7,828
Interest - MHP notes	2,247	1,415	4,522	2,814
Total consumer and MHP loans interest	6,067	5,112	12,491	10,642
Other	760	883	1,414	1,757
Total net revenue	$46,006	$45,761	$84,280	$83,715
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

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts totaled $374 and $457, respectively.

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. The Company plans to use longer phase-in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2022. Modified retrospective application and early adoption is permitted. The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the balance sheet but will not have a material impact on the statement of operations.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

In June 2016, the FASB issued an accounting standards update ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to use longer phase-in period for adoption and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to evaluate the impact of the adoption of this ASU and is uncertain of the impact on the financial statements and disclosures at this point in time.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.9% as of June 30, 2020 and 14.0% as of December 31, 2019. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $7,548 and $7,530 as of June 30, 2020 and December 31, 2019, respectively, and are included in escrow liability in the balance sheets.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,651 and $1,846 as of June 30, 2020 and December 31, 2019, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Consumer loans receivable	$111,118	$109,005
Loan discount and deferred financing fees, net	(2,966)	(3,050)
Allowance for loan losses	(916)	(913)
Consumer loans receivable, net	$107,236	$105,042

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for loan losses, beginning of period	$1,020	$885	$913	$712
Provision for loan losses	65	30	280	437
Charge offs	(169)	(102)	(277)	(336)
Allowance for loan losses	$916	$813	$916	$813

The impaired and general reserve for allowance for loan losses consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Total consumer loans	$111,118	$109,005
Total allowance for loan losses	916	913
Impaired loans individually evaluated for impairment	1,646	1,677
Specific reserve against impaired loans	567	529
Other loans collectively evaluated for allowance	109,472	107,328
General allowance for loan losses	349	384

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

As of June 30, 2020 and December 31, 2019, the total principal outstanding for consumer loans on nonaccrual status was $1,646 and $1,677, respectively. A detailed aging of consumer loans receivable that are past due as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30,		As of December 31,
	2020	%	2019	%
Total consumer loans receivable	$111,118	100.0	$109,005	100.0
Past due consumer loans:
31 - 60 days past due	$438	0.4	$267	0.2
61 - 90 days past due	134	0.1	122	0.1
91 - 120 days past due	51	0.0	103	0.1
Greater than 120 days past due	1,268	1.1	1,065	1.0
Total past due	$1,891	1.7	$1,557	1.4

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

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 47.4% and 38.3% of the principal balance outstanding, all of which was secured, as of June 30, 2020 and December 31, 2019, respectively.

There were minimal past due balances on the MHP Notes as of June 30, 2020 and December 31, 2019 and no charge offs were recorded for MHP Notes during the three and six months ended June 30, 2020 and 2019, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of June 30, 2020 and December 31, 2019.

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

The balance outstanding on the other notes receivable were as follows:

	As of June 30,	As of December 31,
	2020	2019
Outstanding principal balance	$13,712	$13,552
Allowance for loan losses	(72)	(74)
Total	$13,640	$13,478

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Raw materials	$10,496	$9,434
Work in progress	410	383
Finished goods	27,987	29,341
Total	$38,893	$39,158

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Land	$11,671	$11,659
Buildings and leasehold improvements	10,422	10,059
Vehicles	1,663	1,580
Machinery and equipment	3,894	3,653
Furniture and fixtures	298	214
Total	27,948	27,165
Less accumulated depreciation	(6,628)	(6,127)
Total property, plant and equipment	$21,320	$21,038

Depreciation expense was $252 with $98 included as a component of cost of product sales for the three months ended June 30, 2020 and $253 with $91 included as a component of cost of product sales for the three months ended June 30, 2019. Depreciation expense was $501 with $203 included as a component of cost of product sales for the six months ended June 30, 2020 and $494 with $181 included as a component of cost of product sales for the six months ended June 30, 2019.

7. OTHER ASSETS

Other assets consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Leased property	$3,408	$2,067
Prepaid rent	287	299
Repossessed homes	1,651	1,846
Total	$5,346	$4,212

Depreciation expense for the leased property was $38 and $71 for the three and six months ended June 30, 2020.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Warranty liability	$2,893	$3,078
Litigation reserve	320	325
Federal and state taxes payable	6,422	1,761
Accrued expenses & other accrued liabilities	5,159	3,644
Total	$14,794	$8,808

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2020 was 2.18%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $32,465 as of June 30, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended June 30, 2020 and 2019, interest expense under the Capital One Revolvers was $226 and $66, respectively, and for the six months ended June 30, 2020 and 2019, interest expense under the Capital One Revolvers was $545 and $139, respectively. The outstanding balance as of June 30, 2020 and December 31, 2019 was $37,535 and $28,860, respectively. The Company was in compliance with all financial covenants as of June 30, 2020, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

The interest rates in effect as of March 31, 2020 and December 31, 2019 were 4.17% and 4.19%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. The Company was in compliance with all required covenants as of March 31, 2020. For the six months ended June 30, 2020 and 2019, interest expense was $17 and $86, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan

On April 10, 2020, the Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,545,700 (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The Loan was evidenced by a promissory note (the “Note”) dated April 10, 2020 and had a maturity date of April 10, 2022. The Note had an interest rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30 with a final payment due at maturity. The note is secured by certain real property of the Company. Interest expense was $38 and $76 for the three and six months ended June 30, 2019. In October 2019, this note was paid in full.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $0 and $1 for the three and six months ended June 30, 2019. In January 2019, this note was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2020, the Company had not drawn on this credit facility.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2020, the Company had 9.8 million shares available for grant under the Compensation Plan.

In February 2019, the Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025. During the second quarter of 2020, 42,857 of these restricted shares were forfeited due to the departure of a member of senior managment.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and become fully vested on December 13, 2019.

In August 2019, the Company granted 39,526 restricted shares of its common stock to a member of senior management. The shares were granted on August 2, 2019 and had a grant date fair value of $496. The shares vest at a rate of 20.0% annually, beginning on August 2, 2020, becoming fully vested on August 2, 2024. This grant was canceled during the second quarter of 2020 due to the departure of the member of senior managment.

The Company granted 1,903 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on March 27, 2020 and become fully vested on December 13, 2020.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2020	142	$13.34
Granted	2	$9.59
Vested	17	$13.63
Canceled	(82)	$13.12
Nonvested, June 30, 2020	45	$13.46

As of June 30, 2020, approximately 45,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at June 30, 2020 was $550 and is expected to be recognized over 4.52 years.

The Company granted 58,694 incentive stock options to a member of senior management. The options were granted on February 7, 2019 at an exercise price of $13.63 per share. The options vest at a rate of 12.5% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2026. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.41%; dividend yield of 0.00%; expected volatility of common stock of 65.0% and expected life of options of 7.9 years. During the second quarter of 2020, these options were forfeited due to the departure of a senior manager.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	59	13.63	7.69	8.85
Granted	—	$—	$—	—	$—
Exercised	—	—	—	—
Forfeited	(59)	13.63	7.69	—
Outstanding, June 30, 2020	—	$—	$—	—	$—
Exercisable, June 30, 2020	—	$—	$—	—	$—

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

11. INCOME TAXES

The provision for income tax expense for the six months ended June 30, 2020 and 2019 was $5.2 million and $4.8 million, respectively. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the federal statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At June 30, 2020, the Company accrued a $179 liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $404 and $260 at June 30, 2020 and December 31, 2019, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of June 30, 2020 or December 31, 2019.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $144 and $133 for the three months ended June 30, 2020, and 2019, respectively, and $288 and $264 for the six months ended June 30, 2020, and 2019, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $89 and $97

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

for the three months ended June 30, 2020 and 2019, respectively, and $182 and $186 for the six months ended June 30, 2020 and 2019, respectively.

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at June 30, 2020, are as follows:

2020	$296
2021	505
2022	435
2023	422
2024	314
Thereafter	808
Total	$2,780

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020 and is the only one outstanding during 2020.  The fair values of the interest rate swap agreement was an asset included in prepaid expenses and other current assets and was $3 at December 31, 2019. Included in the statements of operations for the six months ended June 30, 2020 and 2019 were losses of $15 and $46, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

Fair Value Measurements

The Company accounts for its investments and derivative instruments in accordance with ASC 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

The Company uses derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair value of the interest rate swap was an asset valued at $3 at December 31, 2019.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $123,000 compared to the book value of $107,236 as of June 30, 2020, and a fair value of approximately $119,000 compared to the book value of $105,042 as of December 31, 2019. This is a Level III valuation technique.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

14. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during each reporting period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (in 000's)	$8,596	$8,633	$17,619	$15,846
Denominator:
Basic weighted-average common shares outstanding	24,201,220	24,369,890	24,260,274	24,442,921
Effect of dilutive securities:
Restricted stock grants	603	-	664	15,046
Diluted weighted-average common shares outstanding	24,201,823	24,369,890	24,260,938	24,457,967
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.36	$0.35	$0.73	$0.65
Diluted	$0.36	$0.35	$0.73	$0.65

The diluted earnings per share calculation excludes 79,459 and 164,487 potential shares for the three months ended June 30, 2020 and 2019, respectively, and excludes 90,783 and 149,441 potential shares for the six months ended June 30, 2020 and 2019, respectively because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $208 and $549 as of June 30, 2020 and December 31, 2019, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $0 and $74 as of June 30, 2020 and December 31, 2019, respectively. Home sales to Bell Mobile Homes were $533 and $1,432 for the three months ended June 30, 2020 and 2019, respectively and $1,416 and $2,290 for the six months ended June 30, 2020 and 2019, respectively.

16. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, an evaluation of subsequent events was performed through the date of filing and there were no other events that have occurred that would require adjustments to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q. It contains forward-looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward-looking statements as a result of various factors, including those discussed in this Form 10-Q and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.”

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the fourth quarter of 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and six months ended June 30, 2020, we sold 1,056 and 1,905 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and six months ended June 30, 2019, we sold 1,028 and 1,946 home sections, respectively.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Company supports the others. For example, the sale of manufactured homes includes providing transportation and consignment arrangements with dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision-maker, the Executive Chairman of the Board, are based upon analyses of our company as one segment or unit.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom-made homes using quality materials and distributing those homes through our expansive network of independent retailers and company-owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce, on average, approximately 75 home sections, or 62 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 84 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the six months ended June 30, 2020, approximately 46% of our manufactured homes were sold in Texas, followed by 9% in Michigan, 8% in Georgia, 7% in North Carolina, and 6% in Kentucky. For the six months ended June 30, 2019, approximately 52% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 7% in Florida, 6% in Kansas and 5% in South Carolina. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products which are sold to end-users through both independent and company-owned retail locations, and we provide financing solutions to manufactured housing community owners that buy our products for use in their manufactured housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

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

Following the Corporate Conversion, Legacy Housing Corporation continues to hold all of the property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. continue as the debts and obligations of Legacy Housing Corporation. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top-tier entity in our corporate structure is a corporation rather than a limited partnership and so that our existing owners own shares of our common stock rather than partnership interests in a limited partnership. Except as otherwise noted, the financial statements included in this Form 10-Q are those of Legacy Housing Corporation.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We initially anticipated opening 2 to 4 additional retail centers by the end of 2020, but we will reassess those plans once we have a clearer understanding of the COVID-19 pandemic’s impact on the retail business.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2020, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
			$8,998,000

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.
●	The coronavirus pandemic is an evolving threat to the economy and all businesses. At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown. Risks to the Company include but are not limited to:
o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o	reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;
o	reduced production resulting from factors such as the spread of the illness through the Company’s workforce, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;
o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o	an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

We continue to monitor government responses to support the economy and evaluate how those actions might mitigate the risks noted above. At this time, we believe that the pandemic will have a negative effect on our financial results that could range from minor to material.

Management has taken a number of actions in recent months, including stimulating demand by offering discounts and modified purchase terms, reducing production labor, suspending overtime, and reducing rates of pay for non-production workers. Additionally, the Company negotiated a new credit agreement with its primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended June 30, 2020 and 2019 (in thousands)

	Three months ended
	June 30,
	2020	2019	$ change	% change
Net revenue:
Product sales	$39,179	$39,766	$(587)	(1.5)%
Consumer and MHP loans interest	6,067	5,112	955	18.7%
Other	760	883	(123)	(13.9)%
Total net revenue	46,006	45,761	245	0.5%
Operating expenses:
Cost of product sales	30,557	27,876	2,681	9.6%
Selling, general administrative expenses	4,064	6,144	(2,080)	(33.9)%
Dealer incentive	186	239	(53)	(22.2)%
Income from operations	11,199	11,502	(303)	(2.6)%
Other income (expense)
Non‑operating interest income	215	46	169	367.4%
Miscellaneous, net	11	31	(20)	(64.5)%
Gain on settlement, net	—	—	—%
Interest expense	(239)	(158)	(81)	51.3%
Total other	(13)	(81)	68	(84.0)%
Income before income tax expense	11,186	11,421	(235)	(2.1)%
Income tax expense	(2,590)	(2,788)	198	(7.1)%
Net income	$8,596	$8,633	$(37)	(0.4)%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales decreased $0.6 million, or 1.5%, during the three months ended June 30, 2020 as compared to the same period in 2019. This change was driven by an increase in commercial sales offset by a decline in consignment sales, direct sales, retail store sales and other product sales. Commercial sales increased $3.5 million to $21.1 million in 2020 from $17.6 million in 2019. This increase was offset by a net $1.5 million decrease in consignment sales to $9.1 million in 2020 from $10.6 million in 2019, a $1.7 million decrease in direct sales to $3.9 million in 2020 from $5.5 million in 2019 and a $0.6 million decrease in our company-owned retail stores sales to $4.3 million in 2020 from $4.9 million in 2019. Other product sales decreased $0.2 million to $0.8 million in 2020 from $1.0 million in 2019 and is primarily due to a decrease in parts sales and miscellaneous sales income.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2020 and 2019:

	Three Months Ended
	June 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$39,179	$39,766	$(587)	(1.5)%
Total products sold	954	891	63	7.1%
Net revenue per product sold	$41.1	$44.6	$(4)	(8.4)%

For the three months ended June 30, 2020, our net revenue per product sold decreased slightly because of changes in our product sales mix. We had declines in direct sales, consignment sales and company-owned retail stores partially offset by increases in sales to manufactured home communities. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $1.0 million, or 18.7%, during the three months ended June 30, 2020 as compared to the same period in 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2019 and June 30, 2020 our MHP Note portfolio increased by $48.1 million and the consumer loan portfolio increased by $6.2 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.1 million or 13.9% during the three months ended June 30, 2020 as compared to the same period in 2019 and is primarily due to a $0.2 million decrease in other income offset by a $0.1 million increase in service fees revenue.

The cost of product sales increased $2.7 million, or 9.6%, during the three months ended June 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2020.

Selling, general and administrative expenses decreased $2.1 million, or 33.9%, during the three months ended June 30, 2020 as compared to the same period in 2019. This decrease was primarily due to $0.7 million of retail store expenses recorded as SG&A in the second quarter of 2019 that were subsequently recorded in cost of sales later in 2019, a $0.9 million decrease in warranty costs, a $0.3 million decrease in salaries and incentive costs, a $0.3 decrease in loan loss reserve and a $0.1 million decrease in advertising and promotions. These decreases were partially offset by $0.2 million increase in delivery and other miscellaneous costs. In addition, dealer incentive expense increased $0.1 million in 2020 as compared to 2019.

Other income (expense), net increased $0.1 million, or 84.0%, during the three months ended June 30, 2020 as compared to the same period in 2019.  This increase was primarily due to an increase of $0.2 million in non-operating interest income offset by a $0.1 million increase in interest expense.

Income tax expense during the three months ended June 30, 2020 was $2.6 million compared to $2.8 million for the same period in 2019. The effective tax rate for the three months ended June 30, 2020 was 23.2% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2019 was 24.4% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Six Months ended June 30, 2020 and 2019 (in thousands)

	Six months ended
	June 30,
	2020	2019	$ change	% change
Net revenue:
Product sales	$70,375	$71,316	$(941)	(1.3)%
Consumer and MHP loans interest	12,491	10,642	1,849	17.4%
Other	1,414	1,757	(343)	(19.5)%
Total net revenue	84,280	83,715	565	0.7%
Operating expenses:
Cost of product sales	52,416	49,760	2,656	5.3%
Selling, general administrative expenses	9,676	12,635	(2,959)	(23.4)%
Dealer incentive	380	449	(69)	(15.4)%
Income from operations	21,808	20,871	937	4.5%
Other income (expense)
Non‑operating interest income	451	85	366	430.6%
Miscellaneous, net	48	33	15	45.5%
Gain on settlement, net	1,075	—	1,075%
Interest expense	(577)	(347)	(230)	66.3%
Total other	997	(229)	1,226	(535.4)%
Income before income tax expense	22,805	20,642	2,163	10.5%
Income tax expense	(5,186)	(4,796)	(390)	8.1%
Net income	$17,619	$15,846	$1,773	11.2%

Product sales decreased $0.9 million, or 1.3%, during the six months ended June 30, 2020 as compared to the same period in 2019. This change was driven by an increase in commercial sales offset by a decline in consignment sales, direct sales, retail store sales and other product sales. Commercial sales increased $6.7 million to $36.8 million in 2020 from $30.1 million in 2019. This increase was offset by a net $2.7 million decrease in consignment sales to $17.9 million in 2020 from $20.7 million in 2019, a $3.9 million decrease in direct sales to $6.1 million in 2020 from $10.0 million in 2019 and a $0.7 million decrease in our company-owned retail stores sales to $7.5 million in 2020 from $8.3 million in 2019. Other product sales decreased $.03 million to $2.0 million in 2020 from $2.3 million in 2019 and is primarily due to a decrease in parts sales and miscellaneous sales income.

Net revenue attributable to our factory-built housing consisted of the following during the six months of 2020 and 2019:

	Six Months Ended
	June 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$70,375	$71,316	$(941)	(1.3)%
Total products sold	1,709	1,658	51	3.1%
Net revenue per product sold	$41.2	$43.0	$(2)	(4.7)%

For the six months ended June 30, 2020, our net revenue per product sold decreased slightly because of changes in our product sales mix. We had declines in direct sales, consignment sales and company-owned retail stores partially offset by increases in sales to manufactured home communities. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $1.8 million, or 17.4%, during the six months ended June 30, 2020 as compared to the same period in 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2020 and June 30, 2019 our MHP Note portfolio increased by $48.1 million and the consumer loan portfolio increased by $6.2 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.3 million or 19.5% during the six months ended June 30, 2020 as compared to the same period in 2019 due to a $0.2 million decrease in other income and a $0.1 decrease in consignment fees.

The cost of product sales increased $2.7 million, or 5.3%, during the six months ended June 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2020.

Selling, general and administrative expenses decreased $3.0 million, or 23.4%, during the six months ended June 30, 2020 as compared to the same period in 2019. This decrease was primarily due to $1.2 million of retail store expenses recorded as SG&A in the first quarter of 2019 that were subsequently recorded in cost of sales later in 2019, a $0.7 million decrease in warranty costs, a $0.4 million decrease in advertising and promotions, a $0.3 decrease in loan loss reserve, a $0.2 million decrease in consulting and professional fees and a $0.2 million expense in the first quarter of 2019 for settlement of a lawsuit. These decreases were partially offset by $0.1 million increase in salaries and incentive costs. In addition, dealer incentive expense decreased $0.1 million, or 15.4% in 2020 as compared to 2019.

Other income (expense), net increased $1.2 million, or 535.4%, during the six months ended June 30, 2020 as compared to the same period in 2019.  This increase was primarily due to a $1.1 million gain due to the settlement of a lawsuit with a previous vendor for the Company and an increase of $0.4 million in non-operating interest income offset by a $0.2 million increase in interest expense.

Income tax expense during the six months ended June 30, 2020 was $5.2 million compared to $4.8 million for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at June 30, 2020, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of June 30, 2020, we had approximately $1.0 million in cash and cash equivalents, compared to $1.7 million as of December 31, 2019. We negotiated a new credit agreement with our primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2020	2019

Net cash provided by (used in) operating activities	$(5,266)	$3,341
Net cash used in investing activities	$(414)	$(2,200)
Net cash provided by (used in) financing activities	$4,980	$(1,318)
Net change in cash and cash equivalents	$(700)	$(177)
Cash and cash equivalents at beginning of period	$1,724	$2,599
Cash and cash equivalents at end of period	$1,024	$2,422

Comparison of Cash Flow Activities from June 30, 2020 to June 30, 2019

Net cash provided by operating activities decreased $8.6 million during the six months ended June 30, 2020, compared to the comparable period in 2019, primarily as a result of increased volume of loan originations supporting sales to MHPs net of principal collections, decreased payables and increased accounts receivable. The decrease in operating cash flows described above was partially offset by cash generated by operating income before non-cash adjustments, reduced growth in consumer loan originations net of principal collections, increased accrued expenses and reduced prepaid expenses.

Net cash used in investing activities of $0.4 million in 2020 was primarily attributable to $0.8 million used for the acquisition of property plant and equipment, $0.2 million used to purchase consumer loans and $0.3 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $0.1 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.7 million from our purchased consumer loans.

Net cash provided by financing activities of $5.0 million in 2020 was primarily attributable to net proceeds of $6.4 million on our lines of credit offset by $1.4 million for purchase of treasury stock.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2020 was 2.18%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $32,465,000 as of June 30, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the six months ended June 30, 2020 and 2019, interest expense under the Capital One Revolvers was $563,000 and $139,000, respectively. The outstanding balance as of June 30, 2020 and December 31, 2019 was $37,535,000 and $28,860,000, respectively. We were in compliance with all financial covenants as of June 30, 2020, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 was 4.17% and 4.19%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028,000 and $11,262,000 at March 31, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020 and 2019, interest expense was $17,000 and $86,000, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001,000. We were in compliance with all financial covenants as of March 31, 2020, including that we maintain a tangible net worth of at least $80,000,000. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan. On April 10, 2020, we Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,545,700 (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The Loan was evidenced by a promissory note (the “Note”) dated April 10, 2020 and had a maturity date of April 10, 2022. The Note had an interest rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by us at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

Notes Payable. We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30,000 with a final payment due at maturity. The note is secured by certain of our real property. Interest expense was $76,000 for the six months ended June 30, 2019. In October 2019, this note was paid in full.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 for the six months ended June 30, 2019. In January 2019, this note was paid in full.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2020, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2020:

	Payments Due by Period

Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
Lines of credit	$37,535,000	—	—	37,535,000	—
Operating lease obligations	$2,780,000	296,000	940,000	736,000	808,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $404,000 and $260,000 as of June 30, 2020 and December 31, 2019, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2020.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and as described below.

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

The material weaknesses in financial reporting as of June 30, 2020 are summarized as follows:

●	We determined that we did not have sufficient accounting processes and procedures in place, particularly in the areas of allowance for loan loss; finished goods inventory costing; revenue recognition; income taxes; processing of payroll, accounts payable, and treasury transactions; and accruals for period end cut-off.
●	We determined that we did not have sufficient experienced personnel to support preparation of financial statements for compliance with U.S. GAAP and SEC.
●	We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.
●	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies in our June 30, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.		Description
EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Accounting Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS *	-	XBRL Instance Document.

EXHIBIT 101.SCH *	-	XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	-	XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	-	XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	-	XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	-	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Dated: August 14, 2020	By:	/s/ Jeffrey V. Burt
Name: Jeffrey V. Burt
Title: Chief Accounting Officer
(On behalf of Registrant and as Principal Financial Officer)