Form 10-Q/A
period 2020-06-30
Legacy Housing Corp
filed 2020-11-06
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Legacy Housing Corporation (the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A” and “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2020, that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2020 (“Original Filing”), to restate its unaudited condensed balance sheet as of June 30, 2020, its unaudited condensed statements of operations, its unaudited condensed statement of cash flows, its unaudited condensed statement of changes in stockholders’ equity, and related footnote disclosures for the three and six months ended June 30, 2020. As described in Item 4.02 of our Current Report on Form 8-K filed on November 6, 2020, the previously filed unaudited condensed financial statements for this period should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this 10-Q/A, we concluded that we would restate our previously issued consolidated financial statements as of and for the period ended June 30, 2020, as set forth in the Original Filing in connection with the recognition in this 10-Q/A of an overstatement in accounts payable and costs of goods sold.

As disclosed in our Form 10-Q for the Quarterly period ended June 30, 2020, the Company’s management determined that there were deficiencies in internal control over financial reporting that constituted a material weakness. For a description of the material weakness in internal control over financial reporting, see Part I, Item 4 “Controls and Procedures” included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as modified and superseded as necessary to reflect the restatement described above. Accordingly, the Amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events and should be read in conjunction with the Original Filing and our other filings with the SEC. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing. The disclosures impacted by the restatement include, but are not limited to, those related to cost of product sales, income tax expense, accounts payable, accrued liabilities and retained earnings. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part I, Item 1. Financial Statements
B.	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
C.	Part II, Item 6. Exhibits

 In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this 10-Q/A.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets	(as restated)
Current assets:
Cash and cash equivalents	$1,024	$1,724
Accounts receivable, net of allowance for doubtful accounts	1,451	1,767
Current portion of consumer loans	5,070	5,994
Current portion of notes receivable from mobile home parks (“MHP”)	11,795	10,969
Current portion of other notes receivable	582	428
Inventories	26,377	27,228
Prepaid expenses and other current assets	3,205	4,857
Total current assets	49,504	52,967
Property, plant and equipment, net	21,320	21,038
Consumer loans, net of deferred financing fees and allowance for loan losses	102,166	99,048
Notes receivable from mobile home parks (“MHP”)	108,274	81,375
Other notes receivable, net of allowance for loan losses	13,058	13,050
Other assets	5,346	4,212
Inventory non‑current	12,516	11,930
Total assets	$312,184	$283,620
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,607	$5,168
Accrued liabilities	15,219	8,808
Customer deposits	1,738	1,567
Escrow liability	7,548	7,530
Line of credit	—	28,860
Total current liabilities	27,112	51,933
Long‑term liabilities:
Lines of credit	37,535	2,001
Deferred income taxes	1,766	1,766
Dealer incentive liability	5,601	5,531
Total liabilities	72,014	61,231
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,637,222 and 24,620,079 issued and 24,192,157 and 24,320,079 outstanding at June 30, 2020 and December 31, 2019, respectively	25	25
Treasury stock at cost, 445,065 and 300,000 shares at June 30, 2020 and December 31, 2019, respectively	(4,477)	(3,060)
Additional paid-in-capital	175,200	175,067
Retained earnings	69,422	50,357
Total stockholders' equity	240,170	222,389
Total liabilities and stockholders' equity	$312,184	$283,620

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(as restated)		(as restated)
Net revenue:
Product sales	$39,179	$39,766	$70,375	$71,316
Consumer and MHP loans interest	6,067	5,112	12,491	10,642
Other	760	883	1,414	1,757
Total net revenue	46,006	45,761	84,280	83,715
Operating expenses:
Cost of product sales	28,688	27,876	50,547	49,760
Selling, general administrative expenses	4,064	6,144	9,676	12,635
Dealer incentive	186	239	380	449
Income from operations	13,068	11,502	23,677	20,871
Other income (expense):
Non‑operating interest income	215	46	451	85
Miscellaneous, net	11	31	48	33
Gain on settlement, net	—	—	1,075	—
Interest expense	(239)	(158)	(577)	(347)
Total other	(13)	(81)	997	(229)
Income before income tax expense	13,055	11,421	24,674	20,642
Income tax expense	(3,015)	(2,788)	(5,611)	(4,796)
Net income	$10,040	$8,633	$19,063	$15,846
Weighted average shares outstanding:
Basic	24,201,220	24,369,890	24,260,274	24,442,921
Diluted	24,201,823	24,369,890	24,260,938	24,457,967
Net income per share:
Basic	$0.41	$0.35	$0.79	$0.65
Diluted	$0.41	$0.35	$0.79	$0.65

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2020	2019
	(as restated)
Operating activities:
Net income	$19,063	$15,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	572	494
Amortization of debt discount and issuance costs	18	—
Provision for loan loss—consumer loans	280	1,449
Share based payment expense	133	422
Changes in operating assets and liabilities:
Accounts receivable	316	(535)
Consumer loans originations	(7,918)	(9,789)
Consumer loans principal collections	4,915	4,128
Notes receivable MHP originations	(37,538)	(29,079)
Notes receivable MHP principal collections	9,813	15,016
Inventories	264	4,419
Prepaid expenses and other current assets	1,928	388
Other assets	(1,204)	(1,248)
Accounts payable	(2,560)	934
Accrued liabilities	6,412	1,449
Customer deposits	171	(625)
Dealer incentive liability	69	72
Net cash provided by (used in) operating activities	(5,266)	3,341
Investing activities:
Purchases of property, plant and equipment	(782)	(1,454)
Issuance of notes receivable	(278)	(1,531)
Notes receivable collections	116	522
Purchases of consumer loans	(191)	(101)
Collections from purchased consumer loans	721	364
Net cash used in investing activities	(414)	(2,200)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	—	7,200
Offering cost for over-allotment of initial public offering	—	(505)
Treasury stock purchase	(1,417)	(3,060)
Proceeds from issuance of note payable	6,546	—
Principal payments on note payable	(6,546)	(504)
Escrow liability, net	18	106
Proceeds from lines of credit, net	30,232	26,284
Payments on lines of credit	(23,853)	(30,839)
Net cash provided by (used in) financing activities	4,980	(1,318)
Net increase in cash and cash equivalents	(700)	(177)
Cash and cash equivalents at beginning of period	1,724	2,599
Cash and cash equivalents at end of period	$1,024	$2,422
Supplemental disclosure of cash flow information:
Cash paid for interest	$553	$405
Cash paid for taxes	$—	$3,051

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	—	234	—	234
Net income	—	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	$25	$—	$174,671	$28,726	$203,422
Share based compensation expense and stock units vested	—	—	—	187	—	187
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	8,633	8,633
Balances, June 30, 2019	24,617,143	$25	$(3,060)	$174,858	$37,359	$209,182

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,025	9,025
Balances, March 31, 2020	24,637,222	$25	$(3,742)	$175,164	$59,382	$230,829
Share based compensation expense and stock units vested	—	—	—	36	—	36
Purchase of treasury stock	—	—	(735)	—	—	(735)
Net income (as restated)	—	—	—	—	10,040	10,040
Balances, June 30, 2020	24,637,222	$25	$(4,477)	$175,200	$69,422	$240,170

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated these financial statements to correct an error in accounts payable and cost of goods sold for the period period ended June 30, 2020. The Company identified an overstatement of costs errantly assigned to accounts payable for inventory received but not invoiced.

The decision to restate the Company’s financial statements previously reported on its Quarterly Report on Form 10-Q for the second quarter of 2020, was approved by, and with the continuing oversight of, the Company’s Audit Committee.

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheet as of June 30, 2020 are as follows:

	June 30, 2020
	As
	Originally		As
	Reported	Adjustments	Restated
Current liabilities:
Accounts payable	$4,476	$(1,869)	$2,607
Accrued liabilities	14,794	425	15,219
Stockholders' equity:
Retained earnings	$67,978	$1,444	$69,422

The effects of the restatement on the line items within the Company’s condensed consolidated statement of operations for the three months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sales	$30,557	$(1,869)	$28,688
Income from operations	$11,199	$1,869	$13,068
Income before income tax expense	$11,186	$1,869	$13,055
Income tax expense	$(2,590)	$(425)	$(3,015)
Net income	$8,596	$1,444	$10,040
Net income per share:
Basic	$0.36	$0.05	$0.41
Diluted	$0.36	$0.05	$0.41

The effects of the restatement on the line items within the Company’s condensed consolidated statement of operations for the six months ended June 30, 2020 are as follows:

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

	Six Months Ended June 30, 2020
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sales	$52,416	$(1,869)	$50,547
Income from operations	$21,808	$1,869	$23,677
Income before income tax expense	$22,805	$1,869	$24,674
Income tax expense	$(5,186)	$(425)	$(5,611)
Net income	$17,619	$1,444	$19,063
Net income per share:
Basic	$0.73	$0.06	$0.79
Diluted	$0.73	$0.06	$0.79

Although there was with no impact to net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities, the effects of the restatement on the line items within the condensed consolidated statement of cash flows for the six months ended June 30, 2020 are as follows:

	Six months ended June 30, 2020
	As Originally		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$17,619	$1,444	$19,063
Accounts payable	(691)	(1,869)	(2,560)
Accrued liabilities	5,987	425	6,412
Net cash used in operating activities	$(5,266)	$—	$(5,266)

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

8. ACCRUED LIABILITIES – AS RESTATED

Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(as restated)
Warranty liability	$2,893	$3,078
Litigation reserve	320	325
Federal and state taxes payable	6,847	1,761
Accrued expenses & other accrued liabilities	5,159	3,644
Total	$15,219	$8,808

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

11. INCOME TAXES – AS RESTATED

The provision for income tax expense for the six months ended June 30, 2020 and 2019 was $5.6 million and $4.8 million, respectively. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the federal statutory rate of 21% due to state income taxes.

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

14. EARNINGS PER SHARE – AS RESTATED

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(as restated)		(as restated)
Numerator:
Net income (in 000's)	$10,040	$8,633	$19,063	$15,846
Denominator:
Basic weighted-average common shares outstanding	24,201,220	24,369,890	24,260,274	24,442,921
Effect of dilutive securities:
Restricted stock grants	603	-	664	15,046
Diluted weighted-average common shares outstanding	24,201,823	24,369,890	24,260,938	24,457,967
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.41	$0.35	$0.79	$0.65
Diluted	$0.41	$0.35	$0.79	$0.65

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q/A. It contains forward-looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward-looking statements as a result of various factors, including those discussed in this Form 10-Q/A and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.”

The following information has been adjusted to reflect the restatement of our condensed financial statements as described in the “Explanatory Note” at the beginning of this amended Quarterly Report on Form 10-Q/A and in Note 1, “Restatement of Previously Issued Condensed Consolidated Financial Statements”, in Notes to the Condensed Financial Statements (Unaudited) of this amended Quarterly Report on Form 10-Q/A.

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

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q/A.

Comparison of Three Months ended June 30, 2020 and 2019 (in thousands)

	Three months ended
	June 30,
	2020	2019	$ change	% change
	(as restated)
Net revenue:
Product sales	$39,179	$39,766	$(587)	(1.5)%
Consumer and MHP loans interest	6,067	5,112	955	18.7%
Other	760	883	(123)	(13.9)%
Total net revenue	46,006	45,761	245	0.5%
Operating expenses:
Cost of product sales	28,688	27,876	812	2.9%
Selling, general administrative expenses	4,064	6,144	(2,080)	(33.9)%
Dealer incentive	186	239	(53)	(22.2)%
Income from operations	13,068	11,502	1,566	13.6%
Other income (expense)
Non‑operating interest income	215	46	169	367.4%
Miscellaneous, net	11	31	(20)	(64.5)%
Gain on settlement, net	—	—	—%
Interest expense	(239)	(158)	(81)	51.3%
Total other	(13)	(81)	68	(84.0)%
Income before income tax expense	13,055	11,421	1,634	14.3%
Income tax expense	(3,015)	(2,788)	(227)	8.1%
Net income	$10,040	$8,633	$1,407	16.3%

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

The cost of product sales increased $0.8 million, or 2.9%, during the three months ended June 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2020.

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

Income tax expense during the three months ended June 30, 2020 was $3.0 million compared to $2.8 million for the same period in 2019. The effective tax rate for the three months ended June 30, 2020 was 23.1% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2019 was 24.4% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Six Months ended June 30, 2020 and 2019 (in thousands)

	Six months ended
	June 30,
	2020	2019	$ change	% change
	(as restated)
Net revenue:
Product sales	$70,375	$71,316	$(941)	(1.3)%
Consumer and MHP loans interest	12,491	10,642	1,849	17.4%
Other	1,414	1,757	(343)	(19.5)%
Total net revenue	84,280	83,715	565	0.7%
Operating expenses:
Cost of product sales	50,547	49,760	787	1.6%
Selling, general administrative expenses	9,676	12,635	(2,959)	(23.4)%
Dealer incentive	380	449	(69)	(15.4)%
Income from operations	23,677	20,871	2,806	13.4%
Other income (expense)
Non‑operating interest income	451	85	366	430.6%
Miscellaneous, net	48	33	15	45.5%
Gain on settlement, net	1,075	—	1,075%
Interest expense	(577)	(347)	(230)	66.3%
Total other	997	(229)	1,226	(535.4)%
Income before income tax expense	24,674	20,642	4,032	19.5%
Income tax expense	(5,611)	(4,796)	(815)	17.0%
Net income	$19,063	$15,846	$3,217	20.3%

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

The cost of product sales increased $0.8 million, or 1.6%, during the six months ended June 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2020.

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

Income tax expense during the six months ended June 30, 2020 was $5.6 million compared to $4.8 million for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2019 was 23.2% and differs from the federal statutory rate of 21% primarily due to state income taxes.

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
	(as restated)

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

LEGACY HOUSING CORPORATION

Dated: November 6, 2020	By:	/s/ Thomas Kerkaert
Name: Thomas Kerkaert
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)