Form 10-Q
period 2020-09-30
Legacy Housing Corp
filed 2020-11-16
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 24,192,157 shares of Common Stock ($0.001 par value) outstanding as of November 12, 2020.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,643	$1,724
Accounts receivable, net of allowance for doubtful accounts	2,508	1,767
Current portion of consumer loans	5,167	5,994
Current portion of notes receivable from mobile home parks (“MHP”)	12,768	10,969
Current portion of other notes receivable	2,574	428
Inventories	27,852	27,228
Prepaid expenses and other current assets	3,158	4,857
Total current assets	55,670	52,967
Property, plant and equipment, net	22,445	21,038
Consumer loans, net of deferred financing fees and allowance for loan losses	103,406	99,048
Notes receivable from mobile home parks (“MHP”)	116,842	81,375
Other notes receivable, net of allowance for loan losses	13,088	13,050
Other assets	6,789	4,212
Inventory non‑current	10,140	11,930
Total assets	$328,380	$283,620
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,762	$5,168
Accrued liabilities	12,603	8,808
Customer deposits	2,469	1,567
Escrow liability	8,305	7,530
Line of credit	—	28,860
Total current liabilities	28,139	51,933
Long‑term liabilities:
Lines of credit	43,820	2,001
Deferred income taxes	1,766	1,766
Dealer incentive liability	5,998	5,531
Total liabilities	79,723	61,231
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,637,222 and 24,620,079 issued and 24,192,157 and 24,320,079 outstanding at September 30, 2020 and December 31, 2019, respectively	25	25
Treasury stock at cost, 445,065 and 300,000 shares at September 30, 2020 and December 31, 2019, respectively	(4,477)	(3,060)
Additional paid-in-capital	175,244	175,067
Retained earnings	77,865	50,357
Total stockholders' equity	248,657	222,389
Total liabilities and stockholders' equity	$328,380	$283,620

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenue:
Product sales	$36,566	$35,355	$106,940	$106,671
Consumer and MHP loans interest	6,428	5,688	18,919	16,330
Other	749	893	2,163	2,650
Total net revenue	43,743	41,936	128,022	125,651
Operating expenses:
Cost of product sales	27,839	27,504	78,387	77,265
Selling, general administrative expenses	4,525	6,293	14,202	18,928
Dealer incentive	550	85	929	534
Income from operations	10,829	8,054	34,504	28,924
Other income (expense):
Non‑operating interest income	246	115	697	200
Miscellaneous, net	96	12	145	46
Gain on settlement, net	—	—	1,075	—
Interest expense	(239)	(148)	(817)	(495)
Total other	103	(21)	1,100	(249)
Income before income tax expense	10,932	8,033	35,604	28,675
Income tax expense	(2,486)	(1,895)	(8,097)	(6,691)
Net income	$8,446	$6,138	$27,507	$21,984
Weighted average shares outstanding:
Basic	24,192,157	24,317,143	24,237,402	24,400,534
Diluted	24,214,279	24,338,839	24,243,927	24,421,355
Net income per share:
Basic	$0.35	$0.25	$1.13	$0.90
Diluted	$0.35	$0.25	$1.13	$0.90

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income	$27,507	$21,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	874	765
Amortization of debt discount and issuance costs	35	—
Provision for loan loss—consumer loans	586	650
Share based payment expense	177	522
Changes in operating assets and liabilities:
Accounts receivable	(741)	768
Consumer loans originations	(12,647)	(14,356)
Consumer loans principal collections	7,945	7,280
Notes receivable MHP originations	(54,630)	(47,261)
Notes receivable MHP principal collections	17,364	23,190
Inventories	1,166	9,150
Prepaid expenses and other current assets	1,959	133
Other assets	(2,704)	(1,473)
Accounts payable	(405)	801
Accrued liabilities	3,797	1,573
Customer deposits	902	(477)
Dealer incentive liability	467	(173)
Net cash provided by (used in) operating activities	(8,348)	3,076
Investing activities:
Purchases of property, plant and equipment	(2,156)	(4,478)
Issuance of notes receivable	(5,430)	(3,391)
Notes receivable collections	3,247	572
Purchases of consumer loans	(317)	(101)
Collections from purchased consumer loans	902	512
Net cash used in investing activities	(3,754)	(6,886)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	—	7,200
Offering cost for over-allotment of initial public offering	—	(505)
Treasury stock purchase	(1,417)	(3,060)
Proceeds from issuance of note payable	6,546	—
Principal payments on note payable	(6,546)	(550)
Escrow liability, net	775	818
Proceeds from lines of credit, net	52,148	39,205
Payments on lines of credit	(39,485)	(40,033)
Net cash provided by financing activities	12,021	3,075
Net decrease in cash and cash equivalents	(81)	(735)
Cash and cash equivalents at beginning of period	1,724	2,599
Cash and cash equivalents at end of period	$1,643	$1,864
Supplemental disclosure of cash flow information:
Cash paid for interest	$770	$552
Cash paid for taxes	$6,728	$5,039

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	17,143	—	—	234	—	234
Net income	—	—	—	—	7,213	7,213
Balances, March 31, 2019	24,617,143	25	—	174,671	28,726	203,422
Share based compensation expense and stock units vested	—	—	—	187	—	187
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	8,633	8,633
Balances, June 30, 2019	24,617,143	25	(3,060)	174,858	37,359	209,182
Share based compensation expense and stock units vested	—	—	—	101	—	101
Net income	—	—	—	—	6,138	6,138
Balances, September 30, 2019	24,617,143	$25	$(3,060)	$174,959	$43,497	$215,421

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,025	9,025
Balances, March 31, 2020	24,637,222	25	(3,742)	175,164	59,382	230,829
Share based compensation expense and stock units vested	—	—	—	36	—	36
Purchase of treasury stock	—	—	(735)	—	—	(735)
Net income	—	—	—	—	10,037	10,037
Balances, June 30, 2020	24,637,222	25	(4,477)	175,200	69,419	240,167
Share based compensation expense and stock units vested	—	—	—	44	—	44
Net income	—	—	—	—	8,446	8,446
Balances, September 30, 2020	24,637,222	$25	$(4,477)	$175,244	$77,865	$248,657

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. During the nine months ended September 30, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations.  These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other period. The accompanying balance sheet as of December 31, 2019 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

For the three months ended September 30, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $13,253 or 36.2% and $13,027 or 36.9% of our product sales, respectively. For the nine months ended September 30, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $39,559 or 37.0% and $26,350 or 24.7% of our product sales, respectively.

For the three and nine months ended September 30, 2020, total cost of product sales included $7,073 and $15,878 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales. For the three and nine months ended September 30, 2019, total cost of product sales included $4,713 and $16,600 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales:
Direct sales	$1,453	$2,605	$7,528	$12,605
Commercial sales	17,681	16,851	54,532	46,958
Consignment sales	11,950	11,552	29,875	32,215
Retail store sales	3,939	2,988	11,475	11,257
Other (1)	1,543	1,359	3,530	3,636
Total product sales	36,566	35,355	106,940	106,671
Consumer and MHP loans interest:
Interest - consumer installment notes	4,014	4,066	11,983	11,892
Interest - MHP notes	2,414	1,622	6,936	4,438
Total consumer and MHP loans interest	6,428	5,688	18,919	16,330
Other	749	893	2,163	2,650
Total net revenue	$43,743	$41,936	$128,022	$125,651
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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts totaled $414 and $457, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.9% as of September 30, 2020 and 14.0% as of December 31, 2019. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $8,305 and $7,530 as of September 30, 2020 and December 31, 2019, respectively, and are included in escrow liability in the balance sheets.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $2,121 and $1,846 as of September 30, 2020 and December 31, 2019, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Consumer loans receivable	$112,564	$109,005
Loan discount and deferred financing fees, net	(2,941)	(3,050)
Allowance for loan losses	(1,050)	(913)
Consumer loans receivable, net	$108,573	$105,042

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for loan losses, beginning of period	$916	$813	$913	$712
Provision for loan losses	306	132	586	572
Charge offs	(172)	(138)	(449)	(477)
Allowance for loan losses	$1,050	$807	$1,050	$807

The impaired and general reserve for allowance for loan losses consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Total consumer loans	$112,564	$109,005
Total allowance for loan losses	1,050	913
Impaired loans individually evaluated for impairment	1,898	1,677
Specific reserve against impaired loans	669	529
Other loans collectively evaluated for allowance	110,666	107,328
General allowance for loan losses	381	384

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

As of September 30, 2020 and December 31, 2019, the total principal outstanding for consumer loans on nonaccrual status was $1,898 and $1,677, respectively. A detailed aging of consumer loans receivable that are past due as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30,		As of December 31,
	2020	%	2019	%
Total consumer loans receivable	$112,564	100.0	$109,005	100.0
Past due consumer loans:
31 - 60 days past due	$210	0.2	$267	0.2
61 - 90 days past due	305	0.3	122	0.1
91 - 120 days past due	81	0.1	103	0.1
Greater than 120 days past due	1,349	1.2	1,065	1.0
Total past due	$1,945	1.7	$1,557	1.4

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

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 51.1% and 38.3% of the principal balance outstanding, all of which was secured, as of September 30, 2020 and December 31, 2019, respectively.

There were minimal past due balances on the MHP Notes as of September 30, 2020 and December 31, 2019 and no charge offs were recorded for MHP Notes during the three and nine months ended September 30, 2020 and 2019, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of September 30, 2020 and December 31, 2019.

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

The balance outstanding on the other notes receivable were as follows:

	As of September 30,	As of December 31,
	2020	2019
Outstanding principal balance	$15,737	$13,552
Allowance for loan losses	(75)	(74)
Total	$15,662	$13,478

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Raw materials	$11,510	$9,434
Work in progress	412	383
Finished goods	26,070	29,341
Total	$37,992	$39,158

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Land	$12,807	$11,659
Buildings and leasehold improvements	10,469	10,059
Vehicles	1,664	1,580
Machinery and equipment	4,085	3,653
Furniture and fixtures	298	214
Total	29,323	27,165
Less accumulated depreciation	(6,878)	(6,127)
Total property, plant and equipment	$22,445	$21,038

Depreciation expense was $249 with $88 included as a component of cost of product sales for the three months ended September 30, 2020 and $272 with $94 included as a component of cost of product sales for the three months ended September 30, 2019. Depreciation expense was $750 with $267 included as a component of cost of product sales for the nine months ended September 30, 2020 and $766 with $275 included as a component of cost of product sales for the nine months ended September 30, 2019.

7. OTHER ASSETS

Other assets consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Leased property	$4,388	$2,067
Prepaid rent	280	299
Repossessed homes	2,121	1,846
Total	$6,789	$4,212

Depreciation expense for the leased property was $53 and $124 for the three and nine months ended September 30, 2020.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Warranty liability	$2,640	$3,078
Litigation reserve	388	325
Federal and state taxes payable	2,150	1,761
Accrued expenses & other accrued liabilities	7,425	3,644
Total	$12,603	$8,808

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2020 was 2.16%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $26,180 as of September 30, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended September 30, 2020 and 2019, interest expense under the Capital One Revolvers was $239 and $94, respectively, and for the nine months ended September 30, 2020 and 2019, interest expense under the Capital One Revolvers was $785 and $233, respectively. The outstanding balance as of September 30, 2020 and December 31, 2019 was $43,820 and $28,860, respectively. The Company was in compliance with all financial covenants as of September 30, 2020, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

The interest rates in effect as of March 31, 2020 and December 31, 2019 were 4.17% and 4.19%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. The Company was in compliance with all required covenants as of March 31, 2020. For the nine months ended September 30, 2020 and 2019, interest expense was $17 and $111, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000. In April 2020, this note was paid in full and the facility was terminated.

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

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30 with a final payment due at maturity. The note is secured by certain real property of the Company. Interest expense was $37 and $113 for the three and nine months ended September 30, 2019. In October 2019, this note was paid in full.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $0 and $1 for the three and nine months ended September 30, 2019. In January 2019, this note was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of September 30, 2020, the Company had not drawn on this credit facility.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2020, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2020	142	$13.34
Granted	2	$9.59
Vested	17	$13.63
Canceled	(82)	$13.12
Nonvested, September 30, 2020	45	$13.46

As of September 30, 2020, approximately 45,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at September 30, 2020 was $512 and is expected to be recognized over 4.32 years.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

The Company granted 34,626 incentive stock options to a member of senior management. The options were granted on August 10, 2020 at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and becoming fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 6.5 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	59	13.63	7.69	8.85
Granted	35	$14.44	$8.67	9.86	$—
Exercised	—	—	—	—
Forfeited	(59)	13.63	7.69	—
Outstanding, September 30, 2020	35	$14.44	$8.67	9.86	$—
Exercisable, September 30, 2020	—	$—	$—	—	$—

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

11. INCOME TAXES

The provision for income tax expense for the nine months ended September 30, 2020 and 2019 was $8.1 million and $6.7 million, respectively. The effective tax rate for the nine months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the nine months ended September 30, 2019 was 23.3% and differs from the federal statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At September 30, 2020, the Company accrued a $271 liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $603 and $260 at September 30, 2020 and

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

December 31, 2019, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of September 30, 2020 or December 31, 2019.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $135 and $139 for the three months ended September 30, 2020, and 2019, respectively, and $423 and $403 for the nine months ended September 30, 2020, and 2019, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $90 and $86 for the three months ended September 30, 2020 and 2019, respectively, and $264 and $272 for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at September 30, 2020, are as follows:

2020	$148
2021	505
2022	435
2023	422
2024	314
Thereafter	808
Total	$2,632

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020 and is the only one outstanding during 2020.  The fair values of the interest rate swap agreement was an asset included in prepaid expenses and other current assets and was $3 at December 31, 2019. Included in the statements of operations for the nine months ended September 30, 2020 and 2019 were losses of $15 and $37, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The MHP Notes, other notes, lines of credit, and notes payable have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $134,000 compared to the book value of $108,573 as of September 30, 2020, and a fair value of approximately $119,000 compared to the book value of $105,042 as of December 31, 2019. This is a Level III valuation technique.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (in 000's)	$8,446	$6,138	$27,507	$21,984
Denominator:
Basic weighted-average common shares outstanding	24,192,157	24,317,143	24,237,402	24,400,534
Effect of dilutive securities:
Restricted stock grants	9,450	21,696	879	20,821
Stock options	12,672	—	5,646	—
Diluted weighted-average common shares outstanding	24,214,279	24,338,839	24,243,927	24,421,355
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.35	$0.25	$1.13	$0.90
Diluted	$0.35	$0.25	$1.13	$0.90

The diluted earnings per share calculation excludes 123,624 potential shares for the three months ended September 30, 2019, and excludes 54,446 and 124,498 potential shares for the nine months ended September 30, 2020 and 2019, respectively because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $34 and $549 as of September 30, 2020 and December 31, 2019, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $33 and $74 as of September 30, 2020 and December 31, 2019, respectively. Home sales to Bell Mobile Homes were $383 and $829 for the three months ended September 30, 2020 and 2019, respectively and $1,800 and $3,118 for the nine months ended September 30, 2020 and 2019, respectively.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the fourth quarter of 2019. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and nine months ended September 30, 2020, we sold 961 and 2,866 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and nine months ended September 30, 2019, we sold 968 and 2,914 home sections, respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 84 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the nine months ended September 30, 2020, approximately 45% of our manufactured homes were sold in Texas, followed by 11% in Michigan, 7% in Georgia, 5% in Kansas, 5% in North Carolina, and 5% in Kentucky. For the nine months ended September 30, 2019, approximately 43% of our manufactured homes were sold in Texas, followed by 12% in Oklahoma, 7% in Alabama, 7% in Georgia, and 5% in Tennessee. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We initially anticipated opening 2 to 4 additional retail centers by the end of 2020, but we will reassess those plans once we have a clearer understanding of the COVID-19 pandemic’s impact on the retail business.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2020, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
			$8,998,000

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to

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

Comparison of Three Months ended September 30, 2020 and 2019 (in thousands)

	Three months ended
	September 30,
	2020	2019	$ change	% change
Net revenue:
Product sales	$36,566	$35,355	$1,211	3.4%
Consumer and MHP loans interest	6,428	5,688	740	13.0%
Other	749	893	(144)	(16.1)%
Total net revenue	43,743	41,936	1,807	4.3%
Operating expenses:
Cost of product sales	27,839	27,504	335	1.2%
Selling, general administrative expenses	4,525	6,293	(1,768)	(28.1)%
Dealer incentive	550	85	465	547.1%
Income from operations	10,829	8,054	2,775	34.5%
Other income (expense)
Non‑operating interest income	246	115	131	113.9%
Miscellaneous, net	96	12	84	700.0%
Gain on settlement, net	—	—	—%
Interest expense	(239)	(148)	(91)	61.5%
Total other	103	(21)	124	(590.5)%
Income before income tax expense	10,932	8,033	2,899	36.1%
Income tax expense	(2,486)	(1,895)	(591)	31.2%
Net income	$8,446	$6,138	$2,308	37.6%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales decreased $1.2 million, or 3.4%, during the three months ended September 30, 2020 as compared to the same period in 2019. This change was driven by an increase in commercial sales, consignment sales and other product sales offset by a decline in direct sales and retail store sales. Consignment sales increased $0.4 million to $12.0 million in 2020 from $11.6 million in 2019, commercial sales increased $0.8 million to $17.7 million in 2020 from $16.9 million in 2019 and our company-owned retail stores sales increased $1.0 million to $3.9 million in 2020 from $3.0 million in 2019. This increase was partially offset by a net $1.2 million decrease in direct sales to $1.5 million in 2020 from $2.6 million in 2019. Other product sales increased $0.2 million to $1.5 million in 2020 from $1.3 million in 2019 and is primarily due to an increase in parts sales and miscellaneous sales income.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2020 and 2019:

	Three Months Ended
	September 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$36,566	$35,355	$1,211	3.4%
Total products sold	830	864	(34)	(3.9)%
Net revenue per product sold	$44.1	$40.9	$3	7.7%

For the three months ended September 30, 2020, our net revenue per product sold increased because of changes in our product sales mix. We had increases in consignment sales and sales to manufactured home communities partially offset by declines in direct sales and company-owned retail store sales. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales. In addition, there was a price increase to our product prices in the third quarter of 2020 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $0.7 million, or 13.0%, during the three months ended September 30, 2020 as compared to the same period in 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 30, 2019 and September 30, 2020 our MHP Note portfolio increased by $46.4 million and the consumer loan portfolio increased by $5.5 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.1 million or 16.1% during the three months ended September 30, 2020 as compared to the same period in 2019 and is primarily due to a $0.1 million decrease in consignment fees revenue.

The cost of product sales increased $0.3 million, or 1.2%, during the three months ended September 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to increases in the cost of materials and labor in 2020.

Selling, general and administrative expenses decreased $1.8 million, or 28.1%, during the three months ended September 30, 2020 as compared to the same period in 2019. This decrease was primarily due to a $0.4 million decrease in warranty costs, a $0.3 million decrease in delivery costs, a $0.1 million decrease in salaries and incentive costs, a $0.4 decrease in loan loss reserve, a $0.3 million decrease in insurance expense, a $0.1 million decrease in consulting and professional fees and a net $0.2 million decrease in other miscellaneous costs. In addition, dealer incentive expense increased $0.5 million in 2020 as compared to 2019.

Other income (expense), net increased $0.1 million during the three months ended September 30, 2020 as compared to the same period in 2019.  This increase was primarily due to an increase of $0.1 million in non-operating interest income and an increase of $0.1 million in miscellaneous, net partially offset by a $0.1 million increase in interest expense.

Income tax expense during the three months ended September 30, 2020 was $2.5 million compared to $1.9 million for the same period in 2019. The effective tax rate for the three months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended September 30, 2019 was 23.6% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Nine Months ended September 30, 2020 and 2019 (in thousands)

	Nine months ended
	September 30,
	2020	2019	$ change	% change
Net revenue:
Product sales	$106,940	$106,671	$269	0.3%
Consumer and MHP loans interest	18,919	16,330	2,589	15.9%
Other	2,163	2,650	(487)	(18.4)%
Total net revenue	128,022	125,651	2,371	1.9%
Operating expenses:
Cost of product sales	78,387	77,265	1,122	1.5%
Selling, general administrative expenses	14,202	18,928	(4,726)	(25.0)%
Dealer incentive	929	534	395	74.0%
Income from operations	34,504	28,924	5,580	19.3%
Other income (expense)
Non‑operating interest income	697	200	497	248.5%
Miscellaneous, net	145	46	99	215.2%
Gain on settlement, net	1,075	—	1,075%
Interest expense	(817)	(495)	(322)	65.1%
Total other	1,100	(249)	1,349	(541.8)%
Income before income tax expense	35,604	28,675	6,929	24.2%
Income tax expense	(8,097)	(6,691)	(1,406)	21.0%
Net income	$27,507	$21,984	$5,523	25.1%

Product sales increased $0.3 million, or 0.3%, during the nine months ended September 30, 2020 as compared to the same period in 2019. This change was driven by an increase in commercial sales and retail store sales offset by a decline in direct sales, consignment sales and other product sales. Commercial sales increased $7.6 million to $54.5 million in 2020 from $47.0 million in 2019 and our company-owned retail stores sales increased $0.2 million to $11.5 million in 2020 from $11.3 million in 2019. This increase was partially offset by a net $2.3 million decrease in consignment sales to $29.9 million in 2020 from $32.2 million in 2019, a $5.1 million decrease in direct sales to $7.5 million in 2020 from $12.6 million in 2019. Other product sales decreased $.01 million to $3.5 million in 2020 from $3.6 million in 2019 and is primarily due to a decrease in parts sales and miscellaneous sales income.

Net revenue attributable to our factory-built housing consisted of the following during the nine months of 2020 and 2019:

	Nine Months Ended
	September 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$106,940	$106,671	$269	0.3%
Total products sold	2,539	2,522	17	0.7%
Net revenue per product sold	$42.1	$42.3	$(0)	(0.4)%

For the nine months ended September 30, 2020, our net revenue per product sold remained flat. We had declines in direct sales and consignment sales offset by increases in sales to manufactured home communities and company-owned retail stores. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $2.6 million, or 15.9%, during the nine months ended September 30, 2020 as compared to the same period in 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 30, 2020 and September 30, 2019 our MHP Note portfolio increased by $46.4 million and the consumer loan portfolio increased by $5.5 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.5 million or 18.4% during the nine months ended September 30, 2020 as compared to the same period in 2019 due to a $0.2 million decrease in service fee revenue, $0.2 million decrease in other income and a $0.1 decrease in consignment fees revenue.

The cost of product sales increased $1.1 million, or 1.5%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in costs is primarily related to the increasing number of home units sold and increases in the cost of materials and labor in 2020.

Selling, general and administrative expenses decreased $4.7 million, or 25.0%, during the nine months ended September 30, 2020 as compared to the same period in 2019. This decrease was primarily due to $1.2 million of retail store expenses recorded as SG&A in the first quarter of 2019 that were subsequently recorded in cost of sales later in 2019, a $1.1 million decrease in warranty costs, a $0.4 million decrease in advertising and promotions, a $0.7 decrease in loan loss reserve, a $0.4 million decrease in consulting and professional fees, a $0.2 million decrease in salaries and incentive costs, a $0.2 million expense in the first quarter of 2019 for settlement of a lawsuit and a net $0.4 million decrease in other miscellaneous costs. In addition, dealer incentive expense increased $0.4 million, or 74.0% in 2020 as compared to 2019.

Other income (expense), net increased $1.3 million during the nine months ended September 30, 2020 as compared to the same period in 2019.  This increase was primarily due to a $1.1 million gain due to the settlement of a lawsuit with a previous vendor for the Company, an increase of $0.5 million in non-operating interest income and an increase of $0.1 million in miscellaneous, net income offset by a $0.3 million increase in interest expense.

Income tax expense during the nine months ended September 30, 2020 was $8.1 million compared to $6.7 million for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes. The effective tax rate for the nine months ended September 30, 2019 was 23.3% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at September 30, 2020, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of September 30, 2020, we had approximately $1.6 million in cash and cash equivalents, compared to $1.7 million as of December 31, 2019. We negotiated a new credit agreement with our primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2020	2019

Net cash provided by (used in) operating activities	$(8,348)	$3,076
Net cash used in investing activities	$(3,754)	$(6,886)
Net cash provided by financing activities	$12,021	$3,075
Net change in cash and cash equivalents	$(81)	$(735)
Cash and cash equivalents at beginning of period	$1,724	$2,599
Cash and cash equivalents at end of period	$1,643	$1,864

Comparison of Cash Flow Activities from September 30, 2020 to September 30, 2019

Net cash provided by operating activities decreased $11.4 million during the nine months ended September 30, 2020, compared to the comparable period in 2019, primarily as a result of increased volume of loan originations supporting sales to MHPs net of principal collections, increased growth in growth in consumer loan originations net of principal collections, decreased payables and increased accounts receivable. The decrease in operating cash flows described above was partially offset by cash generated by operating income before non-cash adjustments, increased accrued expenses, reduced prepaid expenses and reduced inventory.

Net cash used in investing activities of $3.8 million in 2020 was primarily attributable to $2.2 million used for the acquisition of property plant and equipment, $0.3 million used to purchase consumer loans and $5.4 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $3.2 million of loans we made to third parties for the development of manufactured housing parks and collections of $0.9 million from our purchased consumer loans.

Net cash provided by financing activities of $12.0 million in 2020 was primarily attributable to net proceeds of $12.7 million on our lines of credit and $0.8 million increase in escrow deposits received by the company offset by $1.4 million for purchase of treasury stock.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2020 was 2.16%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $26,180,000 as of September 30, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the nine months ended September 30, 2020 and 2019, interest expense under the Capital One Revolvers was $785,000 and $233,000, respectively. The outstanding balance as of September 30, 2020 and December 31, 2019 was $43,820,000 and $28,860,000, respectively. We were in compliance with all financial covenants as of September 30,

2020, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 was 4.17% and 4.19%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028,000 and $11,262,000 at March 31, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, interest expense was $17,000 and $111,000, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001,000. We were in compliance with all financial covenants as of March 31, 2020, including that we maintain a tangible net worth of at least $80,000,000. In April 2020, this note was paid in full and the facility was terminated.

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

Notes Payable. We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrued interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30,000 with a final payment due at maturity. The note is secured by certain of our real property. Interest expense was $113,000 for the nine months ended September 30, 2019. In October 2019, this note was paid in full.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest expense was $1,000 for the nine months ended September 30, 2019. In January 2019, this note was paid in full.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of September 30, 2020, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2020:

	Payments Due by Period

Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
Lines of credit	$43,820,000	—	—	43,820,000	—
Operating lease obligations	$2,632,000	148,000	940,000	736,000	808,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $603,000 and $260,000 as of September 30, 2020 and December 31, 2019, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2020.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of September 30, 2020 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and as described below.

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

The material weaknesses in financial reporting as of September 30, 2020 are summarized as follows:

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies in our September 30, 2020 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: November 16, 2020	By:	/s/ Thomas Kerkaert
Name: Thomas Kerkaert
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)