Form 10-K
period 2020-12-31
Legacy Housing Corp
filed 2021-03-17
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________   to ________

Commission file number 001-38761

Legacy Housing Corporation

(Exact Name of Registrant as Specified in its Charter)

Texas	20-2897516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Airport Freeway, #100 Bedford, Texas	76022

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (817)-799-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock ($0.001 par value)	LEGH	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $102,082,692; 7,178,811 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2020 have been deemed affiliates.

As of March 12, 2021, the total number of shares outstanding of the registrant’s common stock was 24,202,631 shares.

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

Our Company

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and also sold directly to manufactured home communities. The company was founded in 2005 as a Texas limited partnership named Legacy Housing, Ltd. Effective January 1, 2018, we converted into a Delaware corporation and changed our name to Legacy Housing Corporation. Effective December 31, 2019, we converted from a Delaware corporation to a Texas corporation. Our corporate office is located in Bedford, Texas (between Dallas and Fort Worth). We completed our initial public offering (the “IPO”) in December 2018 and our common stock trades on The NASDAQ Global Market under the symbol “LEGH.”

We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2020. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $27,000 to $160,000. During 2020, we sold 3,814 home sections (which are entire modules or single floors) and in 2019 we sold 3,904 home sections. We commenced operations in 2005 and have experienced strong sales growth since our inception.

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $60,000 and include young and working class families, as well as persons age 55 and older. In 2018, there were approximately 58,160,000 households in the United States with annual household incomes of less than $60,000, representing nearly half of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom-made homes using quality materials and distributing those homes through our expansive network of independent retailers and company-owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce approximately 75 home sections, or approximately 62 fully-completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2020, are sold to consumers, primarily across 15 states through a network of 100 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. During 2020, approximately 46% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Michigan, 5% in Kansas, and 5% in North Carolina. During 2019, approximately 48% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 6% in Kansas, 5% in Florida and 5% in Oklahoma. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Following the Corporate Conversion, Legacy Housing Corporation continues to hold all of the property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. continue as the debts and obligations of Legacy Housing Corporation. The purpose of the Corporate Conversion was to reorganize our corporate structure so that the top-tier entity in our corporate structure, the entity that offered common stock to the public in the IPO, was a corporation rather than a limited partnership. Except as otherwise noted, the financial statements included in this Form 10-K are those of Legacy Housing Corporation.

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target universe of manufactured home buyers consists of households with total annual income below $60,000 which comprised nearly half of total U.S. households in 2018. We believe our target U.S. age groups consist of young families between the ages of 20-39 and persons age 50 and older. These age groups have grown significantly since 2007. The comparatively low all-in cost of fully-equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all-in average sales price per square foot difference between a new manufactured home and a new site-built home (excluding land).

Average Price per Square Foot Comparison

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Population Growth from 2007 to 2017

Source: U.S. Census Bureau.

Manufactured homes are an attractive alternative for consumers as new single-family home prices continue to rise at a rapid rate. As shown in the chart below, the average sale price for new single-family homes (including the land on which they were built) increased approximately 42% since 2009 while the annual average sale price of manufactured homes increased 14% during that time period.

Average Sale Price Comparison

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Additionally, innovative engineering and design, as well as efficient production techniques, including the advent and development of the “tiny house” market, continue to position manufactured homes as a viable housing alternative. Demand for high-quality affordable housing below $150,000 has also been driven by increasing rental rates for housing, higher prices for site-built homes, decreasing percentages of home ownership among portions of the U.S. population and stagnant U.S. wage growth.

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

Manufactured Home Shipments vs. Total Completed Housing

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 60 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By utilizing an assembly-line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and, are on average producing approximately 75 home sections, or 62 fully-completed homes depending on product mix, in total per week. We utilize local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, among others, fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, our homes have vaulted ceilings in every room, have numerous proprietary advantages such as our copyrighted “furniture friendly” floor plans and, in most cases, are wider, have taller ceilings and a steeper roof pitch than our competitors’ products. Taken together, we believe our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration allows us the ability to respond quickly to our customers’ needs and modify designs during the construction process.
●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve our 100 independent and 13 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 1,043 homes in 2020 and 1,297 homes in 2019, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 691 homes in 2020 and 713 homes in 2019, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 1,097 homes in 2020 and 1,016 homes in 2019. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes. We currently have approximately 50 company-owned trucks, which transported approximately 65% of our production during 2020 to manufactured home communities, our company-owned retail locations and independent dealers.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. Increasing the mix of company-owned locations allows us to improve the customer experience through all the steps of the buying process, from manufacturing and design to sales, financing and customer service. We believe our company-owned stores will, on average, carry higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently that incorporate unique and varied customer-requested features. We are constantly seeking ways in which to directly source materials to be used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line. When these custom homes are sold through company-owned retail stores, we expect to capture higher gross margins.
●	Available Financing for our Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations, and we provide financing to community owners that buy our products for use in their rental housing communities. Our company has been providing floor plan financing to our independent retailers since our formation and we now have 100 independent retailers using our consignment solution. We now have more than 3,200 customers that purchased their homes utilizing our retail financing solutions. The average interest rates of our retail financing loans were approximately 13.8% and 14.0% at December 31, 2020 and 2019, respectively. The repossession rates for our retail financing loans, measured by units, was approximately 2.9% and 3.1% for 2020 and 2019, respectively.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 6.25% to 9.5%. For the years ended December 31, 2020 and 2019, we had provided additional loans to owners of manufactured home communities for development purposes with a total amount outstanding of $14,685,000 and $12,391,000, respectively. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.
●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that a strong alignment of interests with stockholders and investors exists through the ownership of a significant percentage of our outstanding shares by our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth E. Shipley (President and Chief Executive Officer). Messrs. Hodgson and Shipley acquired their ownership in 2005 when they founded the company. Each individual has and continues to receive a minimal annual salary ($50,000). By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe the combination of these characteristics has promoted long-term planning, an enhanced culture among our customers, strategic partners and employees, and ultimately the creation of value for our investors.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 16 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

●	Broaden and Deepen Our Retail Presence in Key Geographic Areas. As of December 31, 2020, we distribute our products primarily across 15 states through a combination of 13 company-owned retail locations and 100 independent retail locations. We believe that a more robust network of company-owned retail locations will allow us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company-owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.
●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which act as additional drivers of net income for us. During the years ended December 31, 2020 and 2019, we financed approximately 62% and 60% of the homes we sold to consumers, respectively. We intend to expand financing solutions to manufactured housing community-owner customers, in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We believe there are significant growth opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and for financing bulk purchases of those homes by community owners.
●	Pursue Selective Acquisitions. We seek to grow through selective acquisitions of existing manufactured home retailers in both existing markets and new markets that exhibit strong and reliable long-term fundamentals. We also regularly evaluate opportunities related to our affordable housing business in our geographic markets. In April 2018, we acquired approximately 420 acres of raw land located near Austin, Texas for $4.2 million. In November 2018, we acquired approximately 69 acres of raw land located near Adkins, Texas for $0.8 million. In July and August 2019, we acquired approximately 140 acres of raw land in Johnson County, Texas for $0.9 million. In September 2020, we acquired approximately 80 acres of raw land in Wise County, Texas for $0.9 million. We have secured a permit for a wastewater plant for the land in Bastrop County and we intend to begin construction in 2021. Upon completion, the wastewater plant can serve 1,075 home sites. We will continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of, additional manufactured housing communities in order to provide locations for manufactured homes for our customers.

Our Products

Overview. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2020. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately-owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

Manufacturing and Quality Design. We utilize local market research to design homes that meet the specific requirements of our customers and our homes are designed after extensive field research and consumer feedback. We frequently introduce new floor plans, decor, exterior design, features and accessories to appeal to changing consumer trends and we offer an assortment of customizations to match each customer’s individual tastes. Each home typically contains a living room, dining area, kitchen, 1 to 5 bedrooms and 1 to 3 1/2 bathrooms, and each home can be customized to include certain features including, among others, fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative wood grain vinyl floors, wood cabinetry and energy conservation elements.

The manufactured homes we build are constructed in accordance with the construction and safety standards of HUD. Our Texas factories are certified to build homes according to the Texas Industrialized Housing and Buildings law (known as the Texas Modular Code) and our Georgia factory is certified to build homes according to Georgia state construction codes. In addition to traditional manufactured homes, we offer a diverse assortment of tiny houses, which are recreational structures between 320 and 399 square feet in size that are used as temporary dwellings, can be pulled by a pick-up truck and are generally aesthetically similar to larger homes. Our tiny houses are built in a variety of models and floor plans and typically range from 1 to 3 bedrooms with 1 to 2 bathrooms. Tiny houses do not need to be built to HUD standards.

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2020 and 2019, we sold 3,814 and 3,904 home sections, including 151 and 138 tiny houses, respectively.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the years ended December 31, 2020 and 2019, we produced, on average, approximately 75 home sections per week, or 62 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We intend to continue seeking greater direct sourcing of materials from original manufacturers. This will allow us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. We have not previously experienced any material difficulty in obtaining key materials in adequate quantity or quality.

Warranties. We provide the retail home buyer with a one-year limited warranty from the date of purchase covering defects in material or workmanship in home structure, plumbing and electrical systems. Our warranty does not extend to installation and setup of the home, which is generally arranged by the retailer. Appliances, carpeting, roofing and similar items are warranted by their original manufacturer for various lengths of time. At this time, we do not provide any warranties with respect to tiny houses.

Distribution

As of December 31, 2020, we distribute our manufactured homes primarily across 15 states through a network of 100 independent retail locations, 13 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets. During the years ended December 31, 2020 and 2019, no independent retailer accounted for 10% or more of our manufacturing sales.

Below is a list of the states in which we sold most of our manufactured homes and the approximate percentage of those sales to our total product sales:

	% of 2020	% of 2019
	Total	Total
Location	Net Sales	Net Sales
Texas	46%	48%
Georgia	8%	8%
Michigan	8%	4%
Kansas	5%	6%
North Carolina	5%	3%
Oklahoma	4%	5%
Florida	2%	5%
Louisiana	4%	3%

In 2020 and 2019, we also sold homes in Alabama, Arkansas, Arizona, Colorado, Iowa, Illinois, Indiana, Kentucky, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Wisconsin and Virginia. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet-based marketing assistance. We believe we have the most comprehensive printed catalog of manufactured housing products in the industry.

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our consignment arrangements. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third-party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory. The maximum amount of our contingent obligations under such repurchase agreements was approximately $140,000 and $260,000 as of December 31, 2020 and 2019, respectively, without reduction for the resale value of the homes.

Approximately 39% of our 2020 product sales were attributable to our independent retail distributors, 12% to our company-owned retail locations and 49% directly to owners of manufactured housing communities. Approximately 44% of our 2019 product sales were attributable to our independent retail distributors, 11% to our company-owned retail locations and 45% to direct sales to owners of manufactured housing communities.

In addition to our expansive independent retailer channel, we have attractive growth opportunities to expand our company-owned locations. As of December 31, 2020, we operate 13 company-owned retail locations. Our company-owned locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company-owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

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

Our sales and marketing strategy focuses on households with annual incomes of less than $60,000 which includes young families, working class families and persons age 50 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man-camp housing. Additionally, we continue to be well-positioned to react to any increase in demand for affordable, quickly-delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the year ended December 31, 2020, one customer accounted for 29% of our net sales and no other customer accounted for more than 10% of our net sales. During the year ended December 31, 2019, one customer accounted for 28% of our net sales and no other customer accounted for more than 10% of our net sales.

Financing Solutions for Our Customers

We offer three types of financing solutions:

●	Floor Plan Financing. We provide floor plan or wholesale financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us.
●	Consumer Financing. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations.
●	Manufactured Housing Community Financing. We provide financing to community owners that buy our products for use in their rental housing communities.

Overview of Consumer and MHP Financing Options as of December 31, 2020

($ in thousands)

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans	or Monthly Fee	Term
Consumer Financing	$115,639	3,195	13.8% average contractual rate	149 months
MHP Community Financing	$136,340	589	7.5% average contractual rate	66 months

We also offer inventory floor plan financing to retailers that takes the form of a consignment arrangement. As of December 31, 2020, we had $19,947,000 of inventory under consignment to our retailers.

Three Types of Financing. Offering financing solutions to our dealers and customers generally improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which acts as an additional driver of net income for us.

Floor Plan Financing. We provide floor plan or wholesale financing for most of our independent retailers for products we manufacture and for pre-owned products. This wholesale financing is a consignment from us to our independent retailers. The retailers pay their own freight and pay us a monthly fee ranging from 0.5% to 1.4% per month of the wholesale invoice amount of the home. They are also obligated to pay $1,000 toward the invoice amount each year after the consignment with the first $1,000 reduction due one year following consignment. During 2020, we collected $2,239,000 from the independent retailers. Upon sale, the independent retailer is obligated to pay us the invoice amount, less any prepaid reductions, prior to moving the home away from their retail location. If they provide certain documentation to us, we allow them to move the home to their customer’s location and we notify the customer’s lending source to pay us the amount due upon funding of the loan. We have proprietary technology that we install in many consigned homes that gives us the ability to determine if a consigned home has been moved from the retail location without permission. The independent dealer is free to terminate the consignment agreement by giving us 90-days’ advance notice if it is current on all its obligations to us. Our wholesale consignment contracts allow us to defer income recognition until we are paid in full. For the years ended December 31, 2020 and 2019, we recorded consignment sales of $41,778,000 and $42,934,000, respectively. Consignment sales are recorded when a house under one of our consignment agreements is sold to the end consumer.

Certain of our wholesale factory-built housing sales to independent retailers are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which is typically 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under our repurchase agreements (without reduction for the resale value of the homes) as of December 31, 2020 was $140,000. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. We carry no reserve for this contingent liability.

Consumer Financing. Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: (i) chattel or personal property loans, for purchasers of a home without any underlying land involved (generally HUD code homes), (ii) non-conforming mortgages for purchasers of a home and the land on which the home is placed, and (iii) conforming mortgage loans which comply with the requirements of the Federal Housing Administration (“FHA”), Veterans Affairs or GSE loans. At the present time, we currently offer only chattel loans. As our own network of company-owned retail centers becomes a larger share of our production, we will be able to couple our consumer-financing solutions with increased levels of anticipated sales from our own centers.

We provide retail consumer financing to consumers who purchase our full-size manufactured homes and tiny houses and dealer incentive arrangements to encourage independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer 80% of the retailer’s gross margin through these consignment arrangements and we retain 20% of the retail gross margins in the consignment portfolio. We transfer the consigned value of the home to the consignment portfolio as our contribution to the consignment arrangement. The retailer is obligated to remarket any repossessions associated with consignment transactions, and obtain 90% of the outstanding balance on the home at the time of repossession. We charge each dealer in the consignment arrangement fees for servicing the loans and receive a preferred return of 10% to 12% per annum for amounts we invest. Upon payback of our contribution, fees and preferred returns, we split the remaining balance with the independent retailer according to a negotiated formula which is accounted for as the dealer incentive liability. As of December 31, 2020, we owned 3,195 retail consumer loans with an average principal balance of $36,200. Our average remaining term on these loans as of December 31, 2020 was 149 months and the average percentage rate (APR) of interest was 13.8%. Our average loan-to-value (“LTV”) at the time of loan origination, which is based on the gross sales price to the borrower, was 84% for the consumer financing portfolio as of December 31, 2020. We have not financed, and have no current plans to finance, new homes manufactured by our competitors in the ordinary course of our business.

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

Manufactured Housing Community Financing. We provide financing to owners of manufactured housing communities for our products that they buy in order to rent to their residents. These loans generally have a ten-year term and can have a fixed or variable interest rate. Approximately 80% of the these loans have a fixed interest rate ranging from 5.0% to 17.5%. The remaining loans bear interest at the prime rate plus 4%, with a floor and a ceiling. Down payments, delivery expenses and installation expenses are negotiated on a case-by-case basis. As of December 31, 2020 and 2019, loans outstanding from manufactured home communities totaled $136,340,000 and $92,344,000, which comprised 589 and 405 loans, respectively. Our average remaining term on these loans as of December 31, 2020 and 2019 was approximately six years.

We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 6.5% to 12.0%. For the year ended December 31, 2020, we originated loans to owners of manufactured home communities for lot development purposes with a total amount outstanding of $14,686,000.

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail and wholesale consumer financing. We compete with other producers of manufactured homes and new producers continue to enter the market. We also compete with companies offering for sale homes repossessed from wholesalers or consumers and we compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Skyline Champion Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 16 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies. We are the country’s fourth largest producer of manufactured homes. Accordingly, we believe we have a significant opportunity to expand in this industry by effectively growing our market share.

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

Protection of Proprietary Technology

We rely on a combination of copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary information, technology and brands. We protect our proprietary information and technology, in part, by requiring certain of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also may enter into non-disclosure and invention assignment agreements with certain of our technical consultants to protect our confidential and proprietary information and technology. We cannot assure you that our confidentiality agreements with our employees and consultants will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach of these agreements, or that our trade secrets and other proprietary information and technology will not be disclosed or will otherwise be protected.

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

Federal Manufactured Homes Regulations. Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, and the regulations issued under such act by HUD. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Our Texas manufacturing facilities, and the plans and specifications of the HUD-compliant homes they produce, have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes are in substantial compliance with all present HUD requirements. Manufactured homes are typically built with wood products that contain formaldehyde resins. HUD regulates the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency (“EPA”) and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.

Transportation and Zoning Regulations. The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Our manufactured homes (including our tiny houses) are also subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations which must be complied with by the retailer or other person installing the home.

Warranty Regulations. Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on consumer products. For example, warranties that are subject to the act must be included in a single easy-to-read document that is generally made available prior to purchase. The act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

Financial Services Regulations. A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act and Regulation Z promulgated under that act require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated under that act prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated under that act require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. Installment sales contracts, direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. The American Housing Rescue and Foreclosure Prevention Act provides assistance for the housing industry, including manufactured homes, including, among other things, increased loan limits for chattel (home-only Title I) loans. Recent FHA guidelines provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. The Secure and Fair Enforcement for Mortgage Licensing Act established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators (“MLOs”). Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes, including negotiating rates and the terms for their loans. Under the act, however, these activities are prohibited unless performed by a registered or licensed MLO. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents. Regulation C of the Home Mortgage Disclosure Act, among other things, requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity, which is used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed into law and established the Consumer Financial Protection Bureau (“CFPB”) regulates consumer financial products and services. Certain CFPB mortgage finance rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans secured by manufactured homes. These rules, among other things, define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers’ ability to repay, outline conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers and establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. While many manufactured homes are financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, particularly chattel loans and non-conforming land-home loans, fall outside such safe harbors. Additionally, the CFPB rules, among other things, amended the Truth-in-Lending Act and the Real Estate Settlement Procedures Act by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”) and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed “High Cost Mortgages” and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under these rules and while some lenders may offer loans that are deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering such loans to borrowers or be reluctant to enter into loans subject to the provisions of HOEPA. Additionally, certain CFPB rules apply to appraisals on principal residences securing higher-priced mortgage loans. Certain loans secured by manufactured homes, primarily chattel loans, could be considered higher-priced mortgage loans. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. Compliance with the regulations may constrain lenders’ ability to profitably price certain loans or may cause lenders to incur additional costs to implement new processes, procedures, controls and infrastructure and may cause some lenders to curtail underwriting certain loans altogether. Furthermore, some investors may be reluctant to participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure necessary financing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing retailers can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This will enable buyers to more easily find access to financing and make the overall home buying experience smoother.

On January 25, 2018, HUD announced a top-to-bottom review of its manufactured housing rules as part of a broader effort to identify regulations that may be ineffective, overly burdensome, or excessively costly given the critical need for affordable housing. If certain changes are made, our company may be able to more effectively serve buyers of affordable homes.

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

Employees

As of December 31, 2020, we had approximately 870 employees. Of our employees, approximately 760 individuals are hourly employees and approximately 110 individuals are salaried employees. Our employees are currently not represented by any collective bargaining unit. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Fort Worth, TX	2005	Owned	96,880
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Leased	388,000
Retail Locations
Acworth, GA	2019	Leased	2,369
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Jennings, LA	2017	Leased	2,432
Minden, LA	2017	Leased	2,369
Mt. Pleasant, TX	2016	Leased	1,792
Sapulpa, OK	2020	Leased	1,960
Greenville, TX	2016	Owned	1,256
Gainesville, TX	2017	Owned	2,240
Oklahoma City, OK	2016	Owned	2,100
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	5,398
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We currently lease our facility in Eatonton, Georgia from the Putnam Development Authority pursuant to a lease that has been renewed until December 1, 2021. In December 2016, we entered into a payment in lieu of taxes (“PILOT”) arrangement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT arrangement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements of our Georgia plant (the “Project”). As part of the PILOT arrangement, the Putnam County Development Authority provided us with a credit facility for up to $10 million that can be drawn upon to fund Project improvements and capital expenditures as defined in the credit facility. If funds are drawn, we would pay transaction costs and debt service payments. The credit facility requires interest payments of 6.0% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The credit facility is collateralized by the assets of the Project. As of December 31, 2020, we had not drawn down on this credit facility.

We currently operate 13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 10 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2021 to 2028. Total rent expense for the years ended December 31, 2020 and 2019 was $602,000 and $593,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of March 12, 2021, there were 16 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2020 or 2019. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

On April 17, 2019, pursuant to the repurchase program, we acquired 300,000 shares of our common stock at an average price of $10.20 per share. During the year ended December 31, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. As of December 31, 2020, the approximate dollar value of share that may yet be purchased under this program is $5,523,000.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fourth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2020. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $27,000 to $160,000. During 2020, we sold 3,814 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2019, we sold 3,904 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 84 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During 2020, approximately 46% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Michigan, 5% in Kansas, and 5% in North Carolina. During 2019, 48% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 6% in Kansas, 5% in Oklahoma and 5% in Florida. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We initially anticipated opening 2 to 4 additional retail centers by the end of 2020, but we delayed those plans due to the COVID-19 pandemic’s impact on the retail business.We expect to open 1 to 2 additional retail centers by the end of 2021.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2020, these properties include the following:

Location	Description	Date of Acquisition	Cost
Bastrop County, Texas	400 Acres	April 2018	$4,400,000
Bexar County, Texas	100 Acres	November 2018	1,300,000
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431,000
Johnson County, Texas	91.5 Acres	July 2019	445,000
Venus, Texas	50 Acres	August 2019	422,000
Wise County, Texas	81.5 Acres	September 2020	889,000
			$9,887,000

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at or near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can

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

Management has taken a number of actions in recent months, including stimulating demand by offering discounts and modified purchase terms, reducing production labor, suspending overtime, and reducing rates of pay for non-production workers. Additionally, the Company negotiated a new credit agreement with its primary bank that will expand and extend our credit facility. The new credit agreement closed on March 30, 2020.

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

Impaired loans are those loans where it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. A loan is generally deemed impaired if it is more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. We used certain factors to determine the value of the underlying collateral for impaired loans. These factors were: (1) the length of time the unit was unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts will reduce the value; (4) units located on private property present additional value loss because it tends to be more expensive to remove units from private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location and size, including market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

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

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. Raw materials cost approximates the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory.

We evaluate inventory based on historical experience to estimate our inventory not expected to be sold in less than a year. We classify our inventory not expected to be sold in one year as non-current.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 30 to 39 years; vehicles, 5 years; machinery and equipment, 7 years; and furniture and fixtures, 7 years. Repair and maintenance charges are expensed as incurred. Expenditures for major renewals or betterments which extend the useful lives of existing property, plant, and equipment are capitalized and depreciated. We periodically evaluate the carrying value of long-lived assets to be held and used and when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

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

Retail Store Sales

Revenue from direct retail sales through company-owned retail locations are generally recognized when the customer has entered into a legally binding sales contract, payment is received, the home is delivered at the customer’s site, title has transferred, and collection is reasonably assured. Retail sales financed by us are recognized as revenue upon the execution of a sales and financing contract with a down payment received and upon delivery of the home to the final customer, at which time title passes and collectability is reasonably assured.

Revenue is recognized net of sales taxes.

Product Warranties

We provide retail home buyers with a one-year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and warranty liability balance is included as part of accrued liabilities in our balance sheet.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-K.

Comparison of Years ended December 31, 2020 and 2019 (in thousands)

	Year ended
	December 31,
	2020	2019	$ change	% change
Net revenue:
Product sales	$148,030	$143,196	$4,834	3.4%
Consumer and MHP loans interest	25,360	22,188	3,172	14.3%
Other	3,334	3,572	(238)	(6.7)%
Total net revenue	176,724	168,956	7,768	4.6%
Operating expenses:
Cost of product sales	109,723	104,903	4,820	4.6%
Selling, general administrative expenses	19,068	25,482	(6,414)	(25.2)%
Dealer incentive	336	731	(395)	(54.0)%
Income from operations	47,597	37,840	9,757	25.8%
Other income (expense)
Non‑operating interest income	915	300	615	205.0%
Miscellaneous, net	288	152	136	89.5%
Gain on settlement, net	1,075	—	1,075%
Interest expense	(1,053)	(702)	(351)	50.0%
Total other	1,225	(250)	1,475	(590.0)%
Income before income tax expense	48,822	37,590	11,232	29.9%
Income tax expense	(10,827)	(8,746)	(2,081)	23.8%
Net income	$37,995	$28,844	$9,151	31.7%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $4.8 million, or 3.4%, in 2020 as compared to 2019 while the volume of homes sold remained flat. This change was driven by an increase in commercial sales, retail stores sales, consignment sales and other product sales partially offset by a decline in direct sales. Commercial sales increased $5.8 million to $70.2 million in 2020 from $64.4 million in 2019, consignment sales increased $0.9 million to $43.8 million in 2020 from $42.9 million in 2019 and our company-owned retail stores sales increased $1.3 million to $17.4 million in 2020 from $16.1 million in 2019.  These increases were offset partially offset by a $3.5 million decrease in direct sales to $11.7 million in 2020 from $15.2 million in 2019. Other product sales increased $0.3 million to $4.9 million in 2020 from $4.6 million in 2019 and is primarily due to an increase in molding revenue and miscellaneous sales income partially offset by a decrease in parts sales and direct freight.

Net revenue attributable to our factory-built housing consisted of the following in 2020 and 2019:

	Year Ended
	December 31,
	(in thousands)
	2020	2019	$ Change	% Change
Net revenue:
Products sold	$148,030	$143,196	$4,834	3.4%
Total products sold	3,379	3,397	(18)	(0.5)%
Net revenue per product sold	$43.8	$42.2	$1.7	3.9%

In 2020, our net revenue per product sold increased slightly because of changes in our product sales mix. We had increases in sales to manufactured home communities, consignment sales and sales through our company-owned retail stores. These increases were partially offset by declines in direct sales. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales. In addition, there were price increases during 2020 to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold.

Consumer and MHP loans interest income grew $3.2 million, or 14.3%, in 2020 as compared to 2019 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between December 31, 2020 and December 31, 2019 our MHP Note portfolio increased by $44.2 million and the consumer loan portfolio increased by $6.7 million.

Other revenue primarily consists of service fees and consignment fees. Other revenue decreased $0.2 million or 6.7% due to a $0.3 million decrease in other income and a $0.1 decrease in consignment fees revenue offset by a $0.2 million increase in service fee revenue.

The cost of product sales increased $4.8 million, or 4.6%, in 2020 as compared to 2019. The increase in costs is primarily related to increases in the cost of materials and labor in 2020.

Selling, general and administrative expenses decreased $6.4 million, or 25.6%, in 2020 as compared to 2019. This decrease was primarily due to $1.2 million of retail store expenses recorded as SG&A in the first quarter of 2019 that were subsequently recorded in cost of sales later in 2019, a $1.7 million decrease in warranty costs, a $1.9 decrease in loan losses, a $0.5 million decrease in consulting and professional fees, a $0.8 million decrease in salaries and incentive costs and a $0.2 million expense in the first quarter of 2019 for settlement of a lawsuit partially offset by a $0.3 million increase in legal expense. In addition, dealer incentive expense increased $0.4 million, or 58.0% in 2020 as compared to 2019.

Other income (expense), net increased $1.5 million in 2020, as compared to 2019.  This increase was primarily due to a $1.1 million gain due to the settlement of a lawsuit with a previous vendor for the Company, an increase of $0.6 million in non-operating interest income and an increase of $0.1 million in miscellaneous, net income offset by a $0.4 million increase in interest expense.

Income tax expense for 2020 was $10.8 million compared to $8.7 million for 2019. The effective tax rate for the year ended December 31, 2020 was 22.2% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes net of a federal tax credit for energy efficient construction. The effective tax rate for the year ended December 31, 2019 was 23.3% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at December 31, 2020, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. We have negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability. As of December 31, 2020, we had approximately $0.8 million in cash and cash equivalents, compared to $1.7 million as of December 31, 2019.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2020	2019

Net cash used in operating activities	$(2,037)	$(4,193)
Net cash used in investing activities	$(2,718)	$(15,113)
Net cash provided by financing activities	$3,799	$18,431
Net change in cash and cash equivalents	$(956)	$(875)
Cash and cash equivalents at beginning of period	$1,724	$2,599
Cash and cash equivalents at end of period	$768	$1,724

Comparison of Cash Flow Activities from 2020 to 2019

Net cash used in operating activities decreased $2.7 million during the year ended December 31, 2020, compared to 2019, primarily due to increased volume of loan originations supporting sales to MHPs net of principal collections, growth in our portfolio of home units leased to MHPs, increased growth in consumer loan originations net of principal collections, increased accounts receivable and reduced dealer incentive liability. The decrease in operating cash flows described above was partially offset by cash generated by operating income before non-cash adjustments, increased payables and accrued expenses, increased customer deposits, reduced prepaid expenses and reduced inventory.

Net cash used in investing activities of $3.3 million in 2020 was primarily attributable to $2.6 million used for the acquisition of property plant and equipment, $0.5 million used to purchase consumer loans and $5.9 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $4.4 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.3 million from our purchased consumer loans.

Net cash provided by financing activities of $3.8 million in 2020 was primarily attributable to net proceeds of $5.0 million on our lines of credit and $0.2 million increase in escrow deposits received by the company offset by $1.4 million for purchase of treasury stock.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of December 31, 2020 was 2.15%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $33,826,000 as of December 31, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the years ended December 31, 2020 and 2019, interest expense under the Capital One Revolvers was $1,020,000 and $396,000, respectively. The outstanding balance as of December 31, 2020 and 2019 was $36,174,000 and $28,860,000, respectively. We were in compliance with all financial covenants as of December 31, 2020, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one-month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 were 4.17% and 4.19%, respectively. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028,000 and $11,262,000 at March 31, 2020 and December 31, 2019, respectively. For the years ended December 31, 2020 and 2019, interest expense was $17,000 and $131,000, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001,000. We were in compliance with all financial covenants as of March 31, 2020 and December 31, 2019, including that we maintain a tangible net worth of at least $80,000,000. In April 2020, this note was paid in full and the facility was terminated.

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

Notes Payable. We have a promissory note with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. The loan was subsequently renewed through April 7, 2033. The promissory note calls for monthly principal and interest payments of $30,000 with a final payment due at maturity. The interest rates in effect as of December 31, 2018 was 4.25%. The note is secured by certain of our real property. Interest paid on the note payable was $135,000 for the year ended December 31, 2019. In October 2019, this note was paid in full.

On May 24, 2016, we signed a promissory note for $515,000 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6,000 until June 1, 2026. Interest paid on the note payable was $1,000 for the year ended December 31, 2019. In January 2019, this note was paid in full.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2020, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2020:

	Payments Due by Period

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Lines of credit	$36,174,000	—	—	36,174,000	—
Operating lease obligations	$2,484,000	506,000	856,000	592,000	530,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $140,000 and $260,000 as of December 31, 2020 and 2019, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2020.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2020 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

ITEM 8.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Legacy Housing Corporation

Bedford, Texas

Opinion on the financial statements

We have audited the accompanying balance sheets of Legacy Housing Corporation (the Company) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

March 17, 2021

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$768	$1,724
Accounts receivable, net of allowance for doubtful accounts	3,867	1,767
Current portion of consumer loans	5,348	5,994
Current portion of notes receivable from mobile home parks (“MHP”)	12,468	10,969
Current portion of other notes receivable	2,054	428
Inventories	27,224	27,228
Prepaid expenses and other current assets	3,234	4,857
Total current assets	54,963	52,967
Property, plant and equipment, net	22,616	21,038
Consumer loans, net of deferred financing fees and allowance for loan losses	106,572	99,048
Notes receivable from mobile home parks (“MHP”)	123,872	81,375
Other notes receivable, net of allowance for loan losses	13,050	13,050
Other assets	8,887	4,212
Inventory non‑current	8,656	11,930
Total assets	$338,616	$283,620
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,197	$5,168
Accrued liabilities	14,860	8,808
Customer deposits	3,620	1,567
Escrow liability	7,729	7,530
Line of credit	—	28,860
Total current liabilities	36,406	51,933
Long‑term liabilities:
Lines of credit	36,174	2,001
Deferred income taxes	1,971	1,766
Accrued liabilities, net of current portion	630	—
Dealer incentive liability	4,242	5,531
Total liabilities	79,423	61,231
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,639,125 and 24,620,079 issued and 24,194,060 and 24,320,079 outstanding at December 31, 2020 and December 31, 2019, respectively	25	25
Treasury stock at cost, 445,065 and 300,000 shares at December 31, 2020 and December 31, 2019, respectively	(4,477)	(3,060)
Additional paid-in-capital	175,293	175,067
Retained earnings	88,352	50,357
Total stockholders' equity	259,193	222,389
Total liabilities and stockholders' equity	$338,616	$283,620

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Operations (in thousands, except share and per share data)

	Year ended December 31,
	2020	2019
Net revenue:
Product sales	$148,030	$143,196
Consumer and MHP loans interest	25,360	22,188
Other	3,334	3,572
Total net revenue	176,724	168,956
Operating expenses:
Cost of product sales	109,723	104,903
Selling, general administrative expenses	19,068	25,482
Dealer incentive	336	731
Income from operations	47,597	37,840
Other income (expense):
Non‑operating interest income	915	300
Miscellaneous, net	288	152
Gain on settlement, net	1,075	—
Interest expense	(1,053)	(702)
Total other	1,225	(250)
Income before income tax expense	48,822	37,590
Income tax expense	(10,827)	(8,746)
Net income	$37,995	$28,844
Weighted average shares outstanding:
Basic	24,226,128	24,379,667
Diluted	24,236,395	24,436,954
Net income per share:
Basic	$1.57	$1.18
Diluted	$1.57	$1.18

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2018	24,000,000	$24	$—	$167,743	$21,513	$189,280
Sale of over-allotment common stock in initial public offering, net of offering costs of $505	600,000	1	—	6,694	—	6,695
Share based compensation expense and stock units vested	20,079	—	—	630	—	630
Purchase of treasury stock	—	—	(3,060)	—	—	(3,060)
Net income	—	—	—	—	28,844	28,844
Balances, December 31, 2019	24,620,079	25	(3,060)	175,067	50,357	222,389
Share based compensation expense and stock units vested	19,046	—	—	226	—	226
Purchase of treasury stock	—	—	(1,417)	—	—	(1,417)
Net income	—	—	—	—	37,995	37,995
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2020	2019
Operating activities:
Net income	$37,995	$28,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,212	1,014
Provision for loan loss—consumer loans	819	769
Deferred income taxes	205	(76)
Share based payment expense	226	630
Gain on sale of land	(66)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,716)	826
Consumer loans originations	(19,712)	(18,961)
Consumer loans principal collections	11,196	9,729
Notes receivable MHP originations	(68,522)	(60,969)
Notes receivable MHP principal collections	23,529	26,561
Inventories	3,278	10,275
Prepaid expenses and other current assets	1,918	(1,876)
Other assets	(4,874)	(1,712)
Accounts payable	5,029	2,340
Accrued liabilities	6,682	(348)
Customer deposits	2,053	(655)
Dealer incentive liability	(1,289)	(584)
Net cash used in operating activities	(2,037)	(4,193)
Investing activities:
Purchases of property, plant and equipment	(2,845)	(4,206)
Proceeds from sale of land	30	—
Issuance of notes receivable	(5,082)	(11,875)
Notes receivable collections	4,358	372
Purchases of consumer loans	(487)	(359)
Collections from purchased consumer loans	1,308	955
Net cash used in investing activities	(2,718)	(15,113)
Financing activities:
Proceeds from sale of over-allotment common stock in initial public offering	—	7,200
Offering cost for over-allotment of initial public offering	—	(505)
Treasury stock purchase	(1,417)	(3,060)
Proceeds from issuance of note payable	6,546	—
Principal payments on note payable	(6,546)	(3,965)
Escrow liability, net	199	1,579
Proceeds from lines of credit, net	67,698	65,686
Payments on lines of credit	(62,681)	(48,504)
Net cash provided by financing activities	3,799	18,431
Net decrease in cash and cash equivalents	(956)	(875)
Cash and cash equivalents at beginning of year	1,724	2,599
Cash and cash equivalents at end of year	$768	$1,724
Supplemental disclosure of cash flow information:
Cash paid for interest	$985	$722
Cash paid for taxes	$6,728	$9,306
Supplemental disclosure of non‑cash transactions:
Note receivable received in exchange of asset	$290	$—
Asset received in exchange of accounts receivable	$—	$422
Asset received in exchange of note receivable	$—	$254

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The Company (1) manufactures and provides for the transport of mobile homes, (2) provides wholesale financing to dealers and mobile home parks and (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its mobile homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its mobile homes. The Company also sells homes directly to dealers and mobile home parks.

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

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. During the year ended December 31, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. Under the repurchase program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

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

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

expenses during the reporting period. Material estimates that are susceptible to significant change in the near term primarily relate to the determination of accounts receivable, loans to mobile home parks, consumer loans and notes receivable, inventory obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes is done through wholesale and retail operations that include providing transportation and consignment arrangements with dealers. The Company also provides financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by the Company. Accordingly, all significant operating and strategic decisions by the chief operating decision-maker, the Executive Chairman of the Board, are based upon analyses of the Company as one segment or unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2020, the Company had one bank account that exceeded the FDIC limit by an aggregate amount of $518.

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2020 and 2019, the allowance for doubtful accounts totaled $97 and $457, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.8% as of December 31, 2020 and 14.0% as of December 31, 2019. Consumer loans receivable have maturities that range from 2 to 30 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $7,729 and $7,530 as of December 31, 2020 and 2019, respectively, and are included in escrow liability in the balance sheets.

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

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2020 and 2019, total principal outstanding for consumer loans on nonaccrual status was $1,603 and $1,677, respectively.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,395 and $1,846 as of December 31, 2020 and 2019, respectively, and are included in other assets in the balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $109 million of the Notes have a fixed interest rate ranging from 5.0% to 9.5%. The remaining Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.7% and 8.7% as of December 31, 2020 and 2019, respectively with maturities that range from 1 to 20 years. The collateral underlying the Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 52.9% and 38.3% of the principal balance outstanding, all of which was secured by the mobile homes, as of December 31, 2020 and 2019, respectively.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as December 31, 2020 and 2019 and no charge offs were recorded for MHP Notes for the years ended December 31, 2020 and 2019, respectively. Allowance for loan loss is considered immaterial and accordingly no provision is recorded against the MHP Notes as of December 31, 2020 and 2019.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 6.25% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. As of December 31, 2020 and 2019, the allowance for loan losses on other notes was $75 and $74, respectively.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2020 and 2019, the Company recorded an insignificant amount of inventory write-down.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

The Company evaluates inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The Company classifies its inventory not expected to be sold in one year as non-current. As of December 31, 2020 and 2019, non-current inventory was $8,656 and $11,930, respectively.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of each asset. Estimated useful lives for significant classes of assets are as follows: buildings and improvements, 30 to 39 years; vehicles, 5 years; machinery and equipment, 7 years; and furniture and fixtures, 7 years. Repair and maintenance charges are expensed as incurred. Expenditures for major renewals or betterments which extend the useful lives of existing property, plant and equipment are capitalized and depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying asset or its determinable fair value. No impairment for long-lived assets was recorded for the years ended December 31, 2020 and 2019.

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

A dealer incentive liability is recorded in the Company’s balance sheet based on total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2020 and 2019, the dealer incentive liability was $4,242 and $5,531, respectively. Dealer incentive expense for the years ended December 31, 2020 and 2019 totaled $336 and $731, respectively, and is included in the Company’s statements of operations.

Product Warranties

The Company provides retail home buyers with a one-year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and warranty liability balance is included as part of accrued liabilities in the Company’s balance sheet.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

A tabular presentation of the activity within the warranty liability account for the years ended December 31, 2020 and 2019 is presented below:

	2020	2019
Warranty liability, beginning of period	$3,078	$3,027
Product warranty accrued	1,834	3,593
Warranty costs incurred	(2,318)	(3,542)
Warranty liability, end of period	$2,594	$3,078

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $1,193 and $1,139, respectively.

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair value of the interest rate swap was valued as an $3 asset as of December 31, 2019. This interest rate swap agreement matured on May 11, 2020.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable and part of the MHP Notes have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the other notes based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $115,000 compared to the book value of $111,742 as of December 31, 2020, and a fair value of approximately $101,000 compared to the book value of $105,042 as of December 31, 2019. The Company determined that the fair value of the fixed rate MHP Notes was approximately $108,000 compared to the book value of $109,806 as of December 31, 2020, and a fair value of approximately $85,000 compared to the book value of $86,881 as of December 31, 2019. The Company determined that the fair value of the other notes was approximately $15,000 compared to the book value of $15,104 as of December 31, 2020, and a fair value of approximately $14,000 compared to the book value of $13,478 as of December 31, 2019. This is a Level III valuation technique.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the requirements of the new revenue standard on January 1, 2019 using the modified retrospective transition method, applied to contracts that were not completed as of the date of initial application, which did not have a material impact on the financial statements.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

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

For the years ended December 31, 2020 and 2019, sales to an independent third-party and its affiliates accounted for $41,263 or 28.7% and $38,439 or 26.8% of our product sales, respectively.

For the years ended December 31, 2020 and 2019, total cost of product sales included $24,165 and $23,760 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019
Product sales:
Direct sales	$11,731	$15,186
Commercial sales	70,186	64,358
Consignment sales	43,801	42,934
Retail store sales	17,436	16,114
Other (1)	4,876	4,604
Total product sales	148,030	143,196
Consumer and MHP loans interest:
Interest - consumer installment notes	15,979	15,908
Interest - MHP notes	9,381	6,280
Total consumer and MHP loans interest	25,360	22,188
Other	3,334	3,572
Total net revenue	$176,724	$168,956

(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2020 and 2019.

Other Income, Net

Other income primarily consists of interest related to commercial loan receivable balances and interest income earned on cash balances, reduced by interest expenses.

Interest Income

Interest on consumer loans, MHP Notes and other notes is recognized using the effective-interest method on the daily balances of the principal amounts outstanding and recorded as part of total revenue. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

Share-Based Compensation

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

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

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statement of operations. Shipping and handling costs for the years ended December 31, 2020 and 2019 were $706 and $525, respectively.

Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. Prior to the corporate conversion, the Partnership was treated as a flow-through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its partners. Accordingly, prior to the corporate conversion, the Partnership only recorded a provision for Texas franchise tax as the Partnership’s taxable income was included in the income tax returns of the individual partners.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

In December 2017, a comprehensive U.S. tax reform package, the Tax Cuts and Jobs Act, or Tax Act, was enacted which, among other things, lowered the corporate income tax rate from 35% to 21%. As a result of the corporate conversion on January 1, 2018, the Company measured its opening deferred tax assets and liabilities at the newly enacted rate.

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions which was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2020, which includes the tax years 2018 and 2019.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2020 and 2019, the Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 52.9% and 38.3%, respectively of the principal balance outstanding, all of which was secured.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

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

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2020 and 2019:

	2020	2019
Consumer loans receivable	$115,639	$109,005
Loan discount and deferred financing fees, net	(2,814)	(3,050)
Allowance for loan losses	(905)	(913)
Consumer loans receivable, net	$111,920	$105,042

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2020 and 2019:

	2020	2019
Allowance for loan losses, beginning of period	$913	$712
Provision for loan losses	819	769
Charge offs	(827)	(568)
Allowance for loan losses	$905	$913

The impaired and general reserve for allowance for loan losses at December 31, 2020 and 2019:

	2020	2019
Total consumer loans	$115,639	$109,005
Total allowance for loan losses	905	913
Impaired loans individually evaluated for impairment	1,603	1,677
Specific reserve against impaired loans	558	529
Other loans collectively evaluated for allowance	114,036	107,328
General allowance for loan losses	347	384

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

A detailed aging of consumer loans receivable that are past due as of December 31, 2020 were as follows:

	2020	%	2019	%
Total consumer loans receivable	$115,639	100.0	$109,005	100.0
Past due consumer loans:
31 - 60 days past due	$954	0.8	$267	0.2
61 - 90 days past due	221	0.2	122	0.1
91 - 120 days past due	141	0.1	103	0.1
Greater than 120 days past due	1,261	1.1	1,065	1.0
Total past due	$2,577	2.2	$1,557	1.4

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of December 31, 2020 and 2019, the MHP Note balance is presented net of unamortized finance fees of $0.2 million and $0, respectively. The finance fees are amortized over the life of the Notes.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 52.9% and 38.3% of the principal balance outstanding, all of which was secured, as of December 31, 2020 and 2019, respectively.

There were minimal past due balances on the MHP Notes as of December 31, 2020 and 2019, respectively, and no charge offs were recorded for MHP Notes during the for the years ended December 31, 2020 and 2019, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of December 31, 2020 and 2019.

5. Other Notes Receivable

The balances outstanding on the other notes receivable were as follows as of December 31, 2020 and 2019:

	2020	2019
Outstanding principal balance	$15,179	$13,552
Allowance for loan losses	(75)	(74)
Total	$15,104	$13,478

6. INVENTORIES

Inventories consisted of the following at December 31, 2020 and 2019:

	2020	2019
Raw materials	$12,713	$9,434
Work in progress	412	383
Finished goods	22,755	29,341
Total	$35,880	$39,158

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019
Land	$12,968	$11,659
Buildings and leasehold improvements	10,700	10,059
Vehicles	1,664	1,580
Machinery and equipment	4,127	3,653
Furniture and fixtures	298	214
Total	29,757	27,165
Less accumulated depreciation	(7,141)	(6,127)
Total property, plant and equipment	$22,616	$21,038

Depreciation expense was $1,013 with $409 included as a component of cost of product sales for the year ended December 31, 2020 and $929 with $370 included as a component of cost of product sales for the year ended December 31, 2019.

8. OTHER ASSETS

Other assets consisted of the following at December 31, 2020 and 2019:

	2020	2019
Leased property	$7,218	$2,067
Prepaid rent	274	299
Repossessed homes	1,395	1,846
Total	$8,887	$4,212

Depreciation expense for leased property was $199 and $85 for the years ended December 31, 2020 and 2019, respectively.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Warranty liability	$2,594	$3,078
Litigation reserve	899	325
Federal and state taxes payable	5,603	1,761
Accrued expenses & other accrued liabilities	5,764	3,644
Total	$14,860	$8,808

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

10. DEBT

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of December 31, 2020 was 2.15%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $33,826 as of December 31, 2020. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the years ended December 31, 2020 and 2019, interest expense under the Capital One Revolvers was $1,020 and $396, respectively. The outstanding balance as of December 31, 2020 and 2019 was $36,174 and $28,860, respectively. The Company was in compliance with all financial covenants as of December 31, 2020, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one-month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 and December 31, 2019 were 4.17% and 4.19%, respectively. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028 and $11,262 at March 31, 2020 and December 31, 2019, respectively. The Company was in compliance with all required covenants as of March 31, 2020. For the years ended December 31, 2020 and 2019, interest expense was $17 and $131, respectively. The outstanding balance as of March 31, 2020 and December 31, 2019 was $2,001. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

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

Notes Payable

On April 7, 2011, the Company signed a promissory note for $4,830 with Woodhaven Bank. The amount due under the promissory note accrues interest at an annual rate of 3.85% through February 2, 2017 and then at the prime interest rate plus 0.60% through maturity on April 7, 2018. On April 7, 2018, the promissory note with Woodhaven Bank was renewed with varying amounts of principal and interest due through the maturity date, April 7, 2033. The promissory note calls for an interest rate of 4.25% and monthly payments of $30 with a final payment due at maturity. The note is secured by certain real property of the Company. Interest expense was $135 and for the year ended December 31, 2019. In October 2019, this note was paid in full.

On May 24, 2016, the Company signed a promissory note for $515 with Eagle One, LLC collateralized by the purchase of real property located in Oklahoma City, Oklahoma. The amount due under the promissory note accrues interest at an annual rate of 6.00%. The promissory note calls for monthly principal and interest payments of $6 until June 1, 2026. Interest expense was $1 for the year ended December 31, 2019. In January 2019, this note was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2020, the Company had not drawn on this credit facility.

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

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

Significant components of the provision for income taxes are as follows (in thousands):

	Year ended
	December 31,
	2020	2019
Current:
Federal	$8,885	$7,849
State	1,737	973
Total current income tax provision	10,622	8,822
Deferred:
Federal	189	(70)
State	16	(6)
Total deferred income tax provision	205	(76)
Provision for income taxes	$10,827	$8,746

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	2.0
Energy efficiency credit	(2.3)	—
Other	0.7	0.3
Effective tax rate	22.2%	23.3%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year ended
	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$599	$547
Reserve accounts	134	111
State taxes	263	223
Payroll taxes	297
Uniform capitalization	45	45
Total deferred tax assets	1,338	926
Deferred tax liabilities:
Installment sale revenue	(1,006)	(1,221)
Depreciation	(1,740)	(969)
Accrued interest receivable	(526)	(465)
Other	(37)	(37)
Total deferred tax liabilities	(3,309)	(2,692)
Net deferred tax liabilities	$(1,971)	$(1,766)

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

12. SHARE BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2020, the Company had 9.7 million shares available for grant under the Compensation Plan.

In February 2019, the Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2025. During the second quarter of 2020, 42,857 of these restricted shares were forfeited due to the departure of a member of senior management.

The Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and became fully vested on December 13, 2019.

In August 2019, the Company granted 39,526 restricted shares of its common stock to a member of senior management. The shares were granted on August 2, 2019 and had a grant date fair value of $496. The shares vest at a rate of 20.0% annually, beginning on August 2, 2020, becoming fully vested on August 2, 2024. This grant was canceled during the second quarter of 2020 due to the departure of the member of senior management.

The Company granted 1,903 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on March 27, 2020 and become fully vested on December 13, 2020.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2020	142	$13.34
Granted	2	$9.59
Vested	19	$13.23
Canceled	(82)	$13.12
Nonvested, December 31, 2020	43	$13.46

As of December 31, 2020, approximately 43,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at December 31, 2020 was $479 and is expected to be recognized over 4.11 years.

In February 2019, the Company granted 58,694 incentive stock options to a member of senior management at an exercise price of $13.63 per share. The options vest at a rate of 12.5% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2026. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.41%; dividend yield of 0.00%; expected volatility of common stock of 65.0% and expected life of options of 7.9 years. During the second quarter of 2020, these options were forfeited due to the departure of a senior manager.

In August 2020, the Company granted 34,626 incentive stock options to a member of senior management at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and becoming fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 6.5 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2020	59	13.63	7.69	8.85
Granted	35	$14.44	$8.67	9.61	$—
Exercised	—	—	—	—
Forfeited	(59)	13.63	7.69	—
Outstanding, December 31, 2020	35	$14.44	$8.67	9.61	$23
Exercisable, December 31, 2020	—	$—	$—	—	$—

As of December 31, 2020, approximately 35,000 options remained unvested. Unrecognized compensation expense related to these options at December 31, 2020 was $277 and is expected to be recognized over 4.61 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At December 31, 2020, the Company accrued a $110 liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $140 and $260 at December 31, 2020 and 2019, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2020 or 2019.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $602 and $593 for the years ended December 31, 2020 and 2019, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property is included in other revenue in the Company’s statements of operations and was approximately $343 and $710 for the years ended December 31, 2020 and 2019, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at December 31, 2020, are as follows:

2021	$506
2022	434
2023	422
2024	314
2025	278
Thereafter	530
Total	$2,484

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

14. DERIVATIVES

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020 and is the only one outstanding during 2020. The fair value of the interest rate swap agreement at December 31, 2019 is an asset of $3 and is included in prepaid expenses and other current assets. Included in the statements of operations for the years ended December 31, 2020 and 2019 were losses of $15 and gains of $85, respectively, which are the result of the changes in the fair values of the interest rate swap agreement.

15. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

(Dollars in thousands, except per share amounts)

issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Year ended
	December 31,
	2020	2019
Numerator:
Net income (in 000's)	$37,995	$28,844
Denominator:
Basic weighted-average common shares outstanding	24,226,128	24,379,667
Effect of dilutive securities:
Restricted stock grants	-	26,396
Stock options	10,267	30,891
Diluted weighted-average common shares outstanding	24,236,395	24,436,954
Earnings per share attributable to Legacy Housing Corporation
Basic	$1.57	$1.18
Diluted	$1.57	$1.18

The diluted earnings per share calculation excludes 35,935 and 143,027 potential shares for the years ended December 31, 2020 and 2019, respectively, because the effect of including these potential shares would be antidilutive.

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $1 and $549 as of December 31, 2020 and 2019, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $61 and $74 as of December 31, 2020 and 2019, respectively. Home sales to Bell Mobile Homes were $2,631 and $4,533 for the years ended December 31, 2020 and 2019, respectively.

17. SUBSEQUENT EVENTS

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on March 30, 2020, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2019. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses in internal control over financial reporting have not been fully remediated as of December 31, 2020.

The material weaknesses in financial reporting as of December 31, 2020 are summarized as follows:

●	We determined that we did not have sufficient accounting processes and procedures in place, particularly in the areas of allowance for loan loss; inventory costing; revenue recognition; income taxes; and processing of accounts payable and treasury transactions.
●	We determined that we did not have sufficient personnel to support preparation of financial statements for compliance with U.S. GAAP and SEC.
●	We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.
●	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

Remediation Efforts to Address Previously-Identified Material Weaknesses

In connection with these material weaknesses, we are in the process of taking remediation action,

including the evaluation and implementation of appropriate processes and procedures with respect to key areas, including finished goods inventory costing, revenue recognition, and processing of accounts payable. We are also in the process of implementing remediation measures, including providing further training of accounting personnel as well as hiring additional personnel, designing internal controls over financial reporting, including user access rights and journal entry processes and approvals, and implementing more robust financial reporting databases and systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	66	Executive Chairman of the Board
Kenneth E. Shipley	61	President, Chief Executive Officer and Director
Thomas J. Kerkaert	39	Chief Financial Officer
Jeffrey V. Burt	59	Chief Accounting Officer
Non‑Employee Directors
Stephen L. Crawford	66	Director
Jeffrey K. Stouder	49	Director
Robert D. Bates	33	Director

The following information provides a brief description of the business experience of each executive officer and director.

Executive Officers and Employee Directors

Curtis D. Hodgson co-founded our company in 2005 and served as our Co-Chief Executive Officer from January 2018 to February 2019, then became our executive Chairman of the Board. He has been a member of our board of directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past 37 years, Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. in Engineering from the University of Michigan and J.D. from The University of Texas.

Mr. Hodgson is the co-founder, executive Chairman and one of our largest stockholders and he was selected to serve on our board of directors due to his decades of experience and deep knowledge of our industry, his leadership and substantial operational and strategic planning expertise. His service as the executive Chairman creates a critical link between management and the board.

Kenneth E. Shipley co-founded our company in 2005 with Curtis D. Hodgson. Mr. Shipley was our Co-Chief Executive Officer from January 2018 and, since February 2019, has served as our President and sole Chief Executive Officer. He has been a member of our board of directors since January 2018, when our company converted to a corporation and prior to that, Mr. Shipley, together with Mr. Hodgson, served as a general partner of the company’s predecessor, Legacy Housing, Ltd. Mr. Shipley has more than 30 years of experience in the manufactured home industry. Since 1981, he has also owned and operated Bell Mobile Homes and Shipley Bros. in Lubbock, Texas, a manufactured home retailer.

Mr. Shipley is the co-founder, President and Chief Executive Officer and one of our largest stockholders and he was selected to serve on our board of directors due to his decades of experience and knowledge of our industry, his leadership and substantial sales and distribution experience with dealers and customers in the industry. His service as a director and the President and Chief Executive Officer creates a critical link between management and the board.

Thomas Kerkaert joined our company in August 2020 and serves as Chief Financial Officer. In this capacity, he oversees the financial actions of the Company, as well as oversight of the accounting systems, policies and financial reporting of the Company. Mr. Kerkaert, in a career spanning more than fifteen years, has served as a finance vice president, as well as other strategic and operational financial positions, in public and private-equity backed companies, including most recently serving as the Vice President of Finance for a business unit within Sandvik AB, a publicly owned company that provides advanced engineering equipment, tools, service and technical solutions across a range of industries. He brings extensive experience in strategic and business planning, acquisitions and divestitures, financial management systems, operational restructuring, and process improvement. Mr. Kerkaert earned his Masters degree in Accounting from the University of Arizona and is a Certified Public Accountant.

Jeffrey V. Burt joined our company in September 2010 and serves as Chief Accounting Officer. In this capacity, Mr. Burt oversees all accounting functions with respect to our manufacturing facilities. Mr. Burt began his career with our company as Controller from 2010 to 2013, then as Chief Financial Officer and Treasurer from April 2013 to July 2019. Prior to joining our company, from 1993 to 2009, Mr. Burt served as Vice President and Chief Financial Officer of Kohner Properties, Inc., a company that manages multi-family housing for owners across the central part of the United States. Mr. Burt has more than 20 years of experience in the real estate and manufactured housing industry and has expertise in the areas of accounting systems, performance reporting tools and evaluations of key performance indicators versus a company’s goals. Mr. Burt earned a B.S. degree from the University of Southern Illinois and M.B.A. from the University of Notre Dame.

Non-Employee Directors

Stephen L. Crawford was reelected to our board of directors at the annual meeting of stockholders, held on December 2, 2020. He has served as the Managing Partner of Sabine Realty Partners, LLC, a real estate company focused on Texas properties, from May 2014 until May 2019. Previously, he served as the Director of Corporate Real Estate for Temple-Inland Inc., a publicly traded corrugated packaging and building products company, from April 2002 until February 2012, at which time International Paper acquired Temple-Inland. From 2012 until his retirement in December 2013, Mr. Crawford served as a Senior Real Estate Manager for International Paper, focusing his efforts on the corporate transition. From March 1994 until March 2002, Mr. Crawford served as the Director of Corporate Real Estate and Senior Vice President for Guaranty Bank. In that role, he had director level responsibilities over 200 branch bank locations in Texas and California, as well as oversight of Guaranty Bank's corporate headquarters in Dallas, Texas. In addition, Mr. Crawford has experience from 1976-1994 in commercial real estate lending, brokering, acquisitions, development, marketing, and asset management for companies such as Trammell Crow Company and Bonnet Resources Corporation. Mr. Crawford earned a B.B.A. from Texas Tech University.

Mr. Crawford has extensive experience and knowledge of commercial real estate acquisitions, dispositions, development, and asset management, and this expertise is highly beneficial to our company.

Jeffrey K. Stouder was elected to our board of directors at the annual meeting of stockholders, held on December 2, 2020. He has served as the Vice President, Global Controller at E2open, LLC, a leading provider of cloud-based supply chain software and solutions, since August 2019. Previously, he served as the Chief Financial Officer at Global Resale, LLC, a global leader in aftermarket services and reverse logistics for IT hardware, from March 2018 to August 2019. From July 2015 to March 2018, Mr. Stouder served as the Corporate Controller at NBG Home, the largest provider of affordable home décor products, with manufacturing and distribution facilities across the United States and internationally. From 2000 to 2015, he served at Dell, Inc. in various accounting and finance positions including SEC Reporting Manager, Global Sales Controller, and Finance Director for Dell Services. Mr. Stouder began his career at Arthur Andersen LLP in the Dallas office, where he worked in the audit practice as staff, senior, and audit manager from 1994 to 2000. Mr. Stouder received his B.B.A. and M.S. Accounting degrees from Texas Tech University and is a certified public accountant.

Mr. Stouder brings over 25 years of experience in accounting, finance, audit, corporate governance, mergers, and investor relations. His expertise in these areas will be highly valuable to the Board.

Robert D. Bates was elected to our board of directors at the annual meeting of stockholders, held on December 2, 2020. He has served as the Vice President, Mergers & Acquisitions at Arcosa Inc., a publicly traded infrastructure products company, since August 2018. Previously, he served as the Vice President, Industrial Investment Banking Group at Stephens Inc., a privately owned investment bank, from June 2015 to August 2018. From February 2012 to June 2015, he served as an associate in the energy investment banking group at Seaport Global Securities, LLC, an independent full-

service investment bank. Mr. Bates began his career in New York at Willis RE Inc. as a reinsurance brokerage analyst from July 2010 to February 2012. Mr. Bates received his B.S. Management degree with a double major in finance and legal studies in business from Tulane University.

Mr. Bates substantial knowledge in mergers & acquisitions, capital markets transactions, the insurance industry and risk management solutions make him well qualified as a member of the Board.

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

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Stephen L. Crawford, Jeffrey K. Stouder and Robert D. Bates, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Jeffrey K. Stouder is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors. The audit committee is composed of Messrs. Stouder (Chairman), Bates and Crawford.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Crawford (Chairman), Bates and Stouder.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Bates (Chairman) and Stouder.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, which is posted on our website. Our code of business conduct and ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website.

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

Limitations on Director and Officer Liability and Indemnification

Our certificate of incorporation limits the liability of our directors to the maximum extent permitted by Texas law. Texas law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its stockholders;
●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

●	any transaction from which the director derived an improper personal benefit.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officers during the years ended December 31, 2020 and 2019, and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2020 and 2019 of at least $100,000 and who were executive officers on December 31, 2020 and 2019. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2020	46,923	—	—	—	—	46,923
Executive Chairman (former Co-Chief Executive Officer)	2019	50,000	—	—	—	—	50,000
Kenneth E. Shipley	2020	46,923	—	—	—	—	46,923
President and Chief Executive Officer (former Co‑Chief Executive Officer)	2019	50,000	—	—	—	—	50,000
Jeffrey V. Burt	2020	230,539	10,000	120,251	—	—	360,790
Chief Accounting Officer	2019	234,863		116,823	—	—	351,686
Neal J. Suit	2020	90,000	—		56,421	—	146,421
Executive Vice President, General Counsel and Secretary (1)	2019	249,313	—	116,823	56,421	—	422,557

(1)	Mr. Suit left his position as the Company’s Executive Vice President and General Counsel in May 2020.

Mr. Hodgson and Mr. Shipley’s compensation structure, in light of the fact they have traditionally only received a relatively nominal salary of $50,000, is focused on increasing the equity value of our company as their primary compensation is in the value of their ownership interests in the company. Mr. Hodgson, whether individually or through entities or trusts he controls, owned 50% of the partnership interests in the company as of year-end 2017, which interests were converted to an initial allocation of 10,000,000 shares of common stock of the company upon the conversion to a corporation effective January 1, 2018. Mr. Shipley and his family members, whether individually or through an entity Mr. Shipley controls, owned 50% of the partnership interests of the company as of year-end 2017, which interests were converted into an initial allocation of 10,000,000 shares of our common stock of the company upon the conversion to a corporation. Mr. Hodgson and Mr. Shipley will continue to be compensated based on a fixed annual salary of $50,000.

Employment Agreements

On November 27, 2018, we entered into an employment agreement with each of Curtis D. Hodgson and Kenneth E. Shipley to serve as our Co-Chief Executive Officer for an initial term beginning January 1, 2018 and ending December 31, 2021. Following the initial expiration date of the employment agreements, and on each subsequent one year anniversary of such date, the term of the employment agreements will automatically be extended for one year, unless earlier terminated by either party. Generally, since founding our company, Mr. Hodgson has overseen our day-to-day business operations, including strategic planning and manufacturing, and Mr. Shipley has overseen our sales and distribution, including our company-owned retail locations. Under the employment agreements, each executive’s annual salary is $50,000, which is subject to increase at the discretion of our compensation committee. The employment agreements provide for customary provisions for the termination of the executive’s employment with us for cause (as defined in the applicable employment agreement) and for any reason other than for cause. The executive will be entitled to receive his salary for the remaining portion of the employment period if he is terminated other than for cause, payable in accordance with our company’s regular payroll practices. Additionally, in the event the executive’s employment with us is terminated within one year after a change of control (as defined in the applicable employment agreement) for reasons other than cause, we have agreed to pay the executive an amount equal to two years’ compensation at his then current rate of pay.

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

Outstanding Equity Awards at December 31, 2020

The following table shows outstanding option awards held by the named executive officers as of December 31, 2020.

Name	Vested Shares	Unvested Shares	Total Shares
Curtis D. Hodgson	—	—	—
Kenneth E. Shipley	—	—	—
Jeffrey V. Burt	—	—	—
Thomas J. Kerkaert (1)	—	34,626	34,626

(1)	Mr. Kerkaert was awarded options to purchase 34,626 shares of common stock under our 2018 Incentive Compensation Plan. The grant date of the options was August 10, 2020 and the strike price is $14.44. The options vest at a rate of 20.0% annually, beginning August 10, 2021, until fully vested on August 10, 2025. The options expire on August 10, 2030.

2018 Incentive Compensation Plan

Our board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2018 Incentive Compensation Plan (the “Plan”) prior to the closing of our IPO. The purpose of our Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. No awards under the Plan have been made to date. We have set aside an aggregate of 200,000 shares of common stock (including stock options) as additional compensation that we expect to award to our officers, directors and key personnel under the terms of our Plan, and this amount will not exceed 10% of the then outstanding shares of our common stock.

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

Types of Awards. Our Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

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

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the committee or under procedures established by the committee. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

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

Director Compensation

We currently compensate each non-employee director through annual stock option grants and by paying annual fees for their participation on the board and on respective board committees. Our board members will receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in stock option grants that would vest as of the next annual meeting or in one year. Our board of directors will review director compensation annually or when circumstances exist requiring reexamination and adjust it according to then current market conditions and good business practices.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. TO BE UPDATED

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2021, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors and director nominees and each of our named executive officers individually; and
●	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,192,157 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	6,514,934	26.9%
Kenneth E. Shipley (2)	3,219,161	13.3%
Thomas Kerkaert	—	—
Jeffrey V. Burt (3)	10,714	*
Stephen L. Crawford	634	*
Jeffrey K. Stouder	—	—
Robert D. Bates	—	—
5% Stockholders
William Shipley (2)	3,230,131	13.4%
Douglas Shipley (2)	3,256,667	13.5%
All directors, director nominees and executive officers as a group (9 persons)	9,746,177	40.3%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 3,074,200 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.
(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 3,230,131 and 3,256,667 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Burt’s beneficial ownership consists of 10,714 shares of common stock, representing 42.9% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, less 5,143 shares sold during 2019 and 9,857 shares sold during 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $1 and $549 as of December 31, 2020 and 2019, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $61 and $74 as of December 31, 2020 and 2019, respectively. Home sales to Bell Mobile Homes were $2,631 and $4,533 for the years ended December 31, 2020 and 2019, respectively

On February 2, 2016, the Company entered into a $1,500 note payable agreement with stated annual interest rates of 3.75% with a related party through common ownership. The note was due on demand. Interest paid on the note payable to an affiliate was $47 for the year ended December 31, 2018. On October 18, 2018, this note payable was paid in full.

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

Policies and Procedures for Transactions with Related Persons

Our board of directors adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refer to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

BKD, LLP served as our independent registered public accountants for the year ended December 31, 2020 and 2019.

Audit Fees

For our fiscal year ended December 31, 2020 and 2019, we were billed approximately $358,000 and $866,000 for professional services rendered by our independent auditors. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein (ii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services, and (iii) accounting consultations.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2020 and 2019.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	*	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit Number		Description

31.2	*	Rule 13a-14(a)/15d-14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise indicated, each document was filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-228288).

†	Compensatory plan or agreement.
*	Filed herewith.

(a)2.	Financial Statement Schedules

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

LEGACY HOUSING CORPORATION

By:	/s/ Kenneth E. Shipley
	Name:	Kenneth E. Shipley
	Title:	President and Chief Executive Officer
	Date:	March 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	March 17, 2021

/s/ Kenneth E. Shipley Kenneth E. Shipley	President and Chief Executive Officer and Director (principal executive officer)	March 17, 2021

/s/ Thomas Kerkaert Thomas Kerkaert	Chief Financial Officer (principal financial officer)	March 17, 2021

/s/ Jeffrey V. Burt Jeffrey V. Burt	Chief Accounting Officer (principal accounting officer)	March 17, 2021

/s/ Stephen L. Crawford Stephen L. Crawford	Director	March 17, 2021

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	March 17, 2021

/s/ Robert D. Bates Robert D. Bates	Director	March 17, 2021