Form 10-Q
period 2021-03-31
Legacy Housing Corp
filed 2021-05-10
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 24,202,631 shares of Common Stock ($0.001 par value) outstanding as of May 5, 2021.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,408	$768
Accounts receivable, net of allowance for doubtful accounts	3,914	3,867
Current portion of consumer loans	5,237	5,348
Current portion of notes receivable from mobile home parks (“MHP”)	11,967	12,468
Current portion of other notes receivable	1,757	2,054
Inventories	31,915	27,224
Prepaid expenses and other current assets	3,649	3,234
Total current assets	60,847	54,963
Property, plant and equipment, net	24,070	22,616
Consumer loans, net of deferred financing fees and allowance for loan losses	108,443	106,572
Notes receivable from mobile home parks (“MHP”)	128,318	123,872
Other notes receivable, net of allowance for loan losses	18,979	13,050
Other assets	8,794	8,887
Inventory non‑current	7,467	8,656
Total assets	$356,918	$338,616
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,422	$10,197
Accrued liabilities	13,677	14,860
Customer deposits	5,150	3,620
Escrow liability	8,015	7,729
Total current liabilities	36,264	36,406
Long‑term liabilities:
Lines of credit	45,347	36,174
Deferred income taxes	1,971	1,971
Accrued liabilities, net of current portion	630	630
Dealer incentive liability	4,445	4,242
Total liabilities	88,657	79,423
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: issued -0-	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,647,696 and 24,639,125 issued and 24,202,631 and 24,194,060 outstanding at March 31, 2021 and December 31, 2020, respectively	25	25
Treasury stock at cost, 445,065 shares at March 31, 2021 and December 31, 2020	(4,477)	(4,477)
Additional paid-in-capital	175,337	175,293
Retained earnings	97,376	88,352
Total stockholders' equity	268,261	259,193
Total liabilities and stockholders' equity	$356,918	$338,616

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2021	2020
Net revenue:
Product sales	$32,274	$31,195
Consumer and MHP loans interest	6,638	6,424
Other	1,028	654
Total net revenue	39,940	38,273
Operating expenses:
Cost of product sales	24,024	21,858
Selling, general administrative expenses	4,793	5,612
Dealer incentive	463	194
Income from operations	10,660	10,609
Other income (expense):
Non‑operating interest income	248	237
Miscellaneous, net	204	38
Gain on settlement, net	—	1,075
Interest expense	(226)	(338)
Total other	226	1,012
Income before income tax expense	10,886	11,621
Income tax expense	(1,862)	(2,596)
Net income	$9,024	$9,025
Weighted average shares outstanding:
Basic	24,199,107	24,319,328
Diluted	24,211,182	24,361,083
Net income per share:
Basic	$0.37	$0.37
Diluted	$0.37	$0.37

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net income	$9,024	$9,025
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	362	281
Amortization of debt discount and issuance costs	18	—
Provision for loan loss—consumer loans	535	215
Deferred income taxes	—	—
Share based payment expense	44	97
Changes in operating assets and liabilities:
Accounts receivable	(47)	(1,405)
Consumer loans originations	(4,334)	(3,174)
Consumer loans principal collections	1,881	2,297
Notes receivable MHP originations	(11,483)	(17,205)
Notes receivable MHP principal collections	6,473	6,267
Inventories	(3,502)	(3,821)
Prepaid expenses and other current assets	(433)	1,428
Other assets	(5)	(513)
Accounts payable	(775)	(1,703)
Accrued liabilities	(1,183)	3,012
Customer deposits	1,530	661
Dealer incentive liability	203	(9)
Net cash used in operating activities	(1,692)	(4,547)
Investing activities:
Purchases of property, plant and equipment	(1,717)	(366)
Issuance of notes receivable	(5,708)	(215)
Notes receivable collections	76	85
Purchases of consumer loans	—	(191)
Collections from purchased consumer loans	1,222	310
Net cash used in investing activities	(6,127)	(377)
Financing activities:
Treasury stock purchase	—	(682)
Escrow liability, net	286	(567)
Proceeds from lines of credit, net	22,381	18,430
Payments on lines of credit	(13,208)	(10,264)
Net cash provided by financing activities	9,459	6,917
Net increase in cash and cash equivalents	1,640	1,993
Cash and cash equivalents at beginning of period	768	1,724
Cash and cash equivalents at end of period	$2,408	$3,717
Supplemental disclosure of cash flow information:
Cash paid for interest	$206	$301
Cash paid for taxes	$2,900	$—

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,025	9,025
Balances, March 31, 2020	24,637,222	$25	$(3,742)	$175,164	$59,382	$230,829

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income	—	—	—	—	9,024	9,024
Balances, March 31, 2021	24,647,696	$25	$(4,477)	$175,337	$97,376	$268,261

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other period. The accompanying balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

For the three months ended March 31, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $2,664 or 8.3% and $11,986 or 37.2% of our product sales, respectively.

For the three months ended March 31, 2021 and 2020, total cost of product sales included $2,182 and $4,907 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees are recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020
Product sales:
Direct sales	$3,422	$2,225
Commercial sales	12,318	15,791
Consignment sales	10,599	8,840
Retail store sales	3,321	3,182
Other (1)	2,614	1,157
Total product sales	32,274	31,195
Consumer and MHP loans interest:
Interest - consumer installment notes	4,143	4,149
Interest - MHP notes	2,495	2,275
Total consumer and MHP loans interest	6,638	6,424
Other	1,028	654
Total net revenue	$39,940	$38,273
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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $111 and $97, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement.  In this arrangement title for the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park.  The lessee makes monthly, periodic lease payments to the Company over the term of the lease.  The lessee is responsible for maintaining the homes during the term of the lease.  The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property.  At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease.  The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee of either 10% of the remaining lease payments or six month’s rent, whichever is greater.  The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties for example comparable sales, recent appraisal, or NADA official guidance.  The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value.  The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease.  The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life.  Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels.

Future minimum lease income under all non-cancelable operating leases for each of the next five years at March 31, 2021, are as follows:

2021	$1,196
2022	1,612
2023	1,612
2024	1,612
2025	1,612
Thereafter	4,618
Total	$12,262

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

2. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.7% as of March 31, 2021 and 13.8% as of December 31, 2020. Consumer loans receivable have maturities that range from 3 to 30 years.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $8,015 and $7,729 as of March 31, 2021 and December 31, 2020, respectively, and are included in escrow liability in the balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

Repossessed homes totaled $751 and $1,395 as of March 31, 2021 and December 31, 2020, respectively, and are included in other assets in the balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Consumer loans receivable	$117,337	$115,639
Loan discount and deferred financing fees, net	(2,730)	(2,814)
Allowance for loan losses	(927)	(905)
Consumer loans receivable, net	$113,680	$111,920

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2021	2020
Allowance for loan losses, beginning of period	$905	$913
Provision for loan losses	535	215
Charge offs	(513)	(108)
Allowance for loan losses	$927	$1,020

The impaired and general reserve for allowance for loan losses consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Total consumer loans	$117,337	$115,639
Total allowance for loan losses	927	905
Impaired loans individually evaluated for impairment	1,611	1,603
Specific reserve against impaired loans	546	558
Other loans collectively evaluated for allowance	115,726	114,036
General allowance for loan losses	381	347

As of March 31, 2021 and December 31, 2020, the total principal outstanding for consumer loans on nonaccrual status was $1,611 and $1,603, respectively. A detailed aging of consumer loans receivable that are past due as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31,		As of December 31,
	2021	%	2020	%
Total consumer loans receivable	$117,337	100.0	$115,639	100.0
Past due consumer loans:
31 - 60 days past due	$80	0.1	$954	0.8
61 - 90 days past due	58	0.0	221	0.2
91 - 120 days past due	232	0.2	141	0.1
Greater than 120 days past due	1,457	1.2	1,261	1.1
Total past due	$1,827	1.6	$2,577	2.2

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $114 million of the Notes have a fixed interest rate ranging from 5.0% to 9.5%. The remaining Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.6% and 7.7% as of March 31, 2021 and December 31, 2020, respectively, with maturities that range from 1 to 20 years. The collateral underlying the Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 52.1% and 52.9% of the principal balance outstanding, all of which was secured by the mobile homes, as of March 31, 2021 and December 31, 2020, respectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as of March 31, 2021 and December 31, 2020 and no charge offs were recorded for MHP Notes during the three months ended March 31, 2021 and 2020, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of March 31, 2021 and December 31, 2020.

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

The balance outstanding on the other notes receivable were as follows:

	As of March 31,	As of December 31,
	2021	2020
Outstanding principal balance	$20,810	$15,179
Allowance for loan losses	(74)	(75)
Total	$20,736	$15,104

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

5. INVENTORIES

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Raw materials	$13,211	$12,713
Work in progress	527	412
Finished goods	25,644	22,755
Total	$39,382	$35,880

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Land	$14,518	$12,968
Buildings and leasehold improvements	10,828	10,700
Vehicles	1,664	1,664
Machinery and equipment	4,167	4,127
Furniture and fixtures	298	298
Total	31,475	29,757
Less accumulated depreciation	(7,405)	(7,141)
Total property, plant and equipment	$24,070	$22,616

Depreciation expense was $264 with $104 included as a component of cost of product sales for the three months ended March 31, 2021 and $248 with $106 included as a component of cost of product sales for the three months ended March 31, 2020.

7. OTHER ASSETS

Other assets consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Leased property	$7,776	$7,218
Prepaid rent	267	274
Repossessed homes	751	1,395
Total	$8,794	$8,887

Depreciation expense for the leased property was $98 and $33 for the three months ended March 31, 2021 and 2020, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Warranty liability	$2,346	$2,594
Litigation reserve	562	899
Federal and state taxes payable	4,563	5,603
Accrued expenses & other accrued liabilities	6,206	5,764
Total	$13,677	$14,860

9. DEBT

Lines of Credit

Revolver 1

At December 31, 2019, the Company had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 and a maturity date of May 11, 2020. On March 30, 2020, the Company entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable and the consumer loans receivable and MHP Notes.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of March 31, 2021 was 2.11%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $24,653 as of March 31, 2021. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended March 31, 2021 and 2020, interest expense under the Capital One Revolvers was $226 and $320. The outstanding balance as of March 31, 2021 and December 31, 2020 was $45,347 and $36,174, respectively. The Company was in compliance with all financial covenants as of March 31, 2021, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rate in effect as of March 31, 2020 was 4.17%. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. The Company was in compliance with all required covenants as of March 31, 2020. For the three months ended March 31,

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

2020 interest expense was $21. The outstanding balance as of March 31, 2020 was $2,001. In April 2020, this note was paid in full and the facility was terminated.

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

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2021, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2021, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

The Company granted 1,903 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on March 27, 2020 and become fully vested on December 13, 2020.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2021	43	$13.63
Granted	-	$-
Vested	9	$13.63
Nonvested, March 31, 2021	34	$13.63

As of March 31, 2021, approximately 34,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at March 31, 2021 was $451 and is expected to be recognized over 3.86 years.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	35	$14.44	$8.67	9.61
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Outstanding, March 31, 2021	35	$14.44	$8.67	9.36	$114
Exercisable, March 31, 2021	—	$—	$—	—	$—

As of March 31, 2021, approximately 35,000 options remained unvested. Unrecognized compensation expense related to these options at March 31, 2021 was $262 and is expected to be recognized over 4.36 years.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

11. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2021 and 2020 was $1.9 million and $2.6 million, respectively. The effective tax rate for the three months ended March 31, 2021 was 17.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2020 was 22.3% and differs from the federal statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At March 31, 2021, the Company accrued a $85 liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $3,073 and $2,967 at March 31, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of March 31, 2021 or December 31, 2020.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $151 and $144 for the three months ended March 31, 2021, and 2020, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $91 and $85 for the three months ended March 31, 2021 and 2020.

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at March 31, 2021, are as follows:

2021	$391
2022	434
2023	422
2024	314
2025	278
Thereafter	530
Total	$2,369

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020. The fair value of the interest rate swap agreement was an asset included in prepaid expenses and other current assets and was $7 at March 31, 2020. Included in the statements of operations for the three months ended March 31, 2020 is a gain of $2 which was the result of the changes in the fair values of the interest rate swap agreement.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The fair value of the interest rate swap was an asset valued at $7 at March 31, 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other notes have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other notes with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $115,000 compared to the book value of $113,680 as of March 31, 2021, and a fair value of approximately $115,000 compared to the book value of $111,742 as of December 31, 2020. The Company determined that the fair value of the fixed rate MHP Notes was approximately $114,000 compared to the book value of $116,161 as of March 31, 2021, and a fair value of approximately $108,000 compared to the book value of $109,806 as of December 31, 2020. The Company determined that the fair value of the other notes was approximately $15,500 compared to the book value of $15,797 as of March 31, 2021, and a fair value of approximately $15,000 compared to the book value of $15,104 as of December 31, 2020. This is a Level III valuation technique.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

	Three months ended
	March 31,
	2021	2020
Numerator:
Net income (in 000's)	$9,024	$9,025
Denominator:
Basic weighted-average common shares outstanding	24,199,107	24,319,328
Effect of dilutive securities:
Restricted stock grants	5,126	7,749
Stock options	6,949	34,006
Diluted weighted-average common shares outstanding	24,211,182	24,361,083
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.37	$0.37
Diluted	$0.37	$0.37

The diluted earnings per share calculation excludes 144,082 potential shares for the three months ended March 31, 2020, because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $298 and $1 as of March 31, 2021 and December 31, 2020, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $86 and $61 as of March 31, 2021 and December 31, 2020, respectively. Home sales to Bell Mobile Homes were $699 and $883 for the three months ended March 31, 2021 and 2020, respectively.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fifth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the fourth quarter of 2020. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three months ended March 31, 2021, we sold 720 home sections (which are entire homes or single floors that are combined to create complete homes) and for the three months ended March 31, 2020, we sold 849 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 106 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the three months ended March 31, 2021, approximately 49% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 8% in Alabama, 6% in Louisiana and 5% in Kansas. For the three months ended March 31, 2020, approximately 47% of our manufactured homes were sold in Texas, followed by 10% in Kentucky, 9% in North Carolina, 8% in Georgia, and 5% in Kansas. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital. We initially anticipated opening 2 to 4 additional retail centers by the end of 2020, but we delayed those plans due to the COVID-19 pandemic’s impact on the retail business.We expect to open 1 to 2 additional retail centers by the end of 2021.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2021, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$92	$4,492
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	1,323	3,754
Johnson County, Texas	91.5 Acres	July 2019	445	15	460
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	-	1,550
			$11,437	$1,551	$12,988

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are

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
●	The coronavirus pandemic is an evolving threat to the economy and all businesses. At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown. Risks to the Company include but are not limited to:
o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o	reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;
o	reduced production resulting from factors such as the spread of the illness through the Company’s workforce or the impact of government interventions on labor force participation, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;
o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o	an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

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

Comparison of Three Months ended March 31, 2021 and 2020 (in thousands)

	Three months ended
	March 31,
	2021	2020	$ change	% change
Net revenue:
Product sales	$32,274	$31,195	$1,079	3.5%
Consumer and MHP loans interest	6,638	6,424	214	3.3%
Other	1,028	654	374	57.2%
Total net revenue	39,940	38,273	1,667	4.4%
Operating expenses:
Cost of product sales	24,024	21,858	2,166	9.9%
Selling, general administrative expenses	4,793	5,612	(819)	(14.6)%
Dealer incentive	463	194	269	138.7%
Income from operations	10,660	10,609	51	0.5%
Other income (expense)
Non‑operating interest income	248	237	11	4.6%
Miscellaneous, net	204	38	166	436.8%
Gain on settlement, net	—	1,075	(1,075)%
Interest expense	(226)	(338)	112	(33.1)%
Total other	226	1,012	(786)	(77.7)%
Income before income tax expense	10,886	11,621	(735)	(6.3)%
Income tax expense	(1,862)	(2,596)	734	(28.3)%
Net income	$9,024	$9,025	$(1)	(0.0)%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $1.1 million, or 3.5%, during the three months ended March 31, 2021 as compared to the same period in 2020. This increase, though broad based, was muted by the week-long closure of our Texas-based factories due to a February weather event. The disruption from the weather event contributed to an increase in ending finished goods inventory as our transportation schedule was disrupted, similar to our Texas-based factories.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2021 and 2020:

	Three months ended
	March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$32,274	$31,195	$1,079	3.5%
Total products sold	627	755	(128)	(17.0)%
Net revenue per product sold	$51.5	$41.3	$10	24.6%

For the three months ended March 31, 2021, our net revenue per product sold increased because of price increases in the first quarter of 2021 due to rising material and labor costs. We had increases in consignment sales, direct sales and company-owned retail store sales partially offset by a decline in sales to manufactured home communities.

MHP loans interest income grew $0.2 million, or 9.7%, during the three months ended March 31, 2021 as compared to the same period in 2020 and is related to our increase in outstanding MHP Note portfolio. Between March 31, 2021 and March 31, 2020 our MHP Note portfolio increased by $35.0 million. Consumer loan interest was $4.1 million for the three months ended March 31, 2021 and 2020.

Other revenue primarily consists of consignment fees, commercial lease rents, and service fees. Other revenue increased $0.4 million or 57.2% during the three months ended March 31, 2021 as compared to the same period in 2020 and is primarily due to continued growth in our commercial lease revenue.

The cost of product sales increased $2.2 million, or 9.9%, during the three months ended March 31, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses decreased $0.8 million, or 14.6%, during the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was primarily due to a $0.8 million decrease in warranty costs, a $0.4 decrease in loan losses, a $0.2 million decrease in legal expense and a $0.2 million decrease in advertising and promotions. These decreases were partially offset by a $0.3 million increase in consulting and professional fees, a $0.3 million increase in salaries and incentive costs and a net $0.2 million increase in other miscellaneous costs. In addition, dealer incentive expense increased $0.3 million in 2021 as compared to 2020.

Other income (expense), net decreased $0.8 million during the three months ended March 31, 2021 as compared to the same period in 2020.  This decrease was primarily due to a $1.1 million gain associated with the 2020 settlement of a lawsuit with a previous vendor for the Company, partially offset by an increase of $0.2 million in miscellaneous, net and a $0.1 million decrease in interest expense.

Income tax expense during the three months ended March 31, 2021 was $1.9 million compared to $2.6 million for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 17.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2020 was 22.3% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at March 31, 2021, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of March 31, 2021, we had approximately $2.4 million in cash and cash equivalents, compared to $0.8 million as of December 31, 2020. In the first quarter of 2020, we negotiated a new credit agreement with our primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2021	2020

Net cash used in operating activities	$(1,692)	$(4,547)
Net cash used in investing activities	$(6,127)	$(377)
Net cash provided by financing activities	$9,459	$6,917
Net change in cash and cash equivalents	$1,640	$1,993
Cash and cash equivalents at beginning of period	$768	$1,724
Cash and cash equivalents at end of period	$2,408	$3,717

Comparison of Cash Flow Activities from March 31, 2021 to March 31, 2020

Net cash used in operating activities decreased $2.8 million during the three months ended March 31, 2021, compared to the comparable period in 2020, primarily as a result of decreased volume of loan originations supporting sales to MHPs net of principal collections and lower growth in net working capital. The decrease in cash used in operating activities was partially offset by increased growth in consumer loan originations net of principal collections.

Net cash used in investing activities of $6.1 million in 2021 was primarily attributable to $1.7 million used for the acquisition of property plant and equipment and $5.7 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $0.1 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.2 million from our purchased consumer loans.

Net cash provided by financing activities of $9.5 million in 2021 was primarily attributable to net proceeds of $9.2 million on our lines of credit and $0.3 million increase in escrow deposits received by the company.

Indebtedness

Capital One Revolver. At December 31, 2019, we had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 and a maturity date of May 11, 2020. On March 30, 2020, we entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable and the consumer loans receivable and MHP Notes.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of March 31, 2021 was 2.11%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $24,653,000 as of March 31, 2021. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended March 31, 2021 and 2020, interest expense under the Capital One Revolvers was $226,000 and $320,000, respectively. The outstanding balance as of March 31, 2021 and December 31, 2020 was $45,347,000 and $36,174,000, respectively. We were in compliance with all financial covenants as of March 31, 2021, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 was 4.17%. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. The amount of available credit under Revolver 2 was $12,028,000 at March 31, 2020. For the three months ended March 31, 2021 interest expense was $21,000. The outstanding balance as of March 31, 2020 was $2,001,000. We were in compliance with all required covenants as of March 31, 2020. In April 2020, this note was paid in full and the facility was terminated.

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

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2021, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2021:

	Payments Due by Period

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Lines of credit	$45,347	—	—	45,347	—
Operating lease obligations	$2,369,000	391,000	856,000	592,000	530,000

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $3,073,000 and $2,967,000 as of March 31, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2021.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2020. Subsequent to the filing of our Annual Report, there have been no material changes to our critical accounting estimates.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on March 17, 2021, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2020. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2021 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2021.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies in our March 31, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.		Description

EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Accounting Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS *	-	XBRL Instance Document.

EXHIBIT 101.SCH *	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Dated: May 10, 2021	By:	/s/ Thomas Kerkaert
Name: Thomas Kerkaert
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)