Form 10-Q
period 2021-06-30
Legacy Housing Corp
filed 2021-08-09
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 24,202,631 shares of Common Stock ($0.001 par value) outstanding as of August 5, 2021.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$809	$768
Accounts receivable, net	5,907	3,867
Current portion of consumer loans	5,663	5,348
Current portion of notes receivable from mobile home parks (“MHP”)	12,178	12,468
Current portion of other notes receivable	1,612	2,054
Inventories	39,702	27,224
Prepaid expenses and other current assets	3,860	3,234
Total current assets	69,731	54,963
Consumer loans, net	110,362	106,572
Notes receivable from mobile home parks (“MHP”)	133,606	123,872
Other notes receivable, net	21,098	13,050
Inventories, net	5,042	8,656
Other assets	9,533	8,887
Property, plant and equipment, net	24,422	22,616
Total assets	$373,794	$338,616
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,193	$10,197
Accrued liabilities	14,701	14,860
Customer deposits	5,745	3,620
Escrow liability	8,737	7,729
Total current liabilities	37,376	36,406
Long‑term liabilities:
Lines of credit	49,675	36,174
Deferred income taxes	1,971	1,971
Accrued liabilities, net of current portion	—	630
Dealer incentive liability	4,020	4,242
Total liabilities	93,042	79,423
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,647,696 and 24,639,125 issued and 24,202,631 and 24,194,060 outstanding at June 30, 2021 and December 31, 2020, respectively	25	25
Treasury stock at cost, 445,065 shares at June 30, 2021 and December 31, 2020	(4,477)	(4,477)
Additional paid-in-capital	175,401	175,293
Retained earnings	109,803	88,352
Total stockholders' equity	280,752	259,193
Total liabilities and stockholders' equity	$373,794	$338,616

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue:
Product sales	$41,115	$39,179	$73,389	$70,375
Consumer and MHP loans interest	6,734	6,067	13,372	12,491
Other	740	760	1,767	1,414
Total net revenue	48,589	46,006	88,528	84,280
Operating expenses:
Cost of product sales	28,608	28,688	52,632	50,547
Selling, general and administrative expenses	5,165	4,064	9,958	9,676
Dealer incentive	114	186	576	380
Income from operations	14,702	13,068	25,362	23,677
Other income (expense):
Non‑operating interest income	429	215	677	451
Miscellaneous, net	34	11	238	48
Gain on settlement, net	—	—	—	1,075
Interest expense	(283)	(239)	(509)	(577)
Total other	180	(13)	406	997
Income before income tax expense	14,882	13,055	25,768	24,674
Income tax expense	(2,454)	(3,015)	(4,317)	(5,611)
Net income	$12,428	$10,040	$21,451	$19,063
Weighted average shares outstanding:
Basic	24,202,631	24,201,220	24,200,879	24,260,274
Diluted	24,234,913	24,201,823	24,229,265	24,260,938
Net income per share:
Basic	$0.51	$0.41	$0.89	$0.79
Diluted	$0.51	$0.41	$0.89	$0.79

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net income	$21,451	$19,063
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	754	572
Amortization of debt discount and issuance costs	267	18
Provision for loan loss—consumer loans	558	280
Share based payment expense	108	133
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	316
Consumer loans originations	(11,730)	(7,918)
Consumer loans principal collections	6,393	4,915
Notes receivable MHP originations	(23,649)	(37,538)
Notes receivable MHP principal collections	13,428	9,813
Inventories	(8,864)	264
Prepaid expenses and other current assets	(893)	1,928
Other assets	(876)	(1,204)
Accounts payable	(2,004)	(2,560)
Accrued liabilities	(792)	6,412
Customer deposits	2,125	171
Escrow liability	1,008	18
Dealer incentive liability	(222)	69
Net cash used in operating activities	(4,978)	(5,248)
Investing activities:
Purchases of property, plant and equipment	(2,330)	(782)
Issuance of notes receivable	(13,554)	(278)
Notes receivable collections	5,940	116
Purchases of loans	—	(191)
Collections from purchased loans	1,462	721
Net cash used in investing activities	(8,482)	(414)
Financing activities:
Treasury stock purchase	—	(1,417)
Proceeds from issuance of note payable	—	6,546
Principal payments on note payable	—	(6,546)
Proceeds from lines of credit	46,109	30,232
Payments on lines of credit	(32,608)	(23,853)
Net cash provided by financing activities	13,501	4,962
Net increase (decrease) in cash and cash equivalents	41	(700)
Cash and cash equivalents at beginning of period	768	1,724
Cash and cash equivalents at end of period	$809	$1,024
Supplemental disclosure of cash flow information:
Cash paid for interest	$464	$553
Cash paid for taxes	$5,700	$—

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,023	9,023
Balances, March 31, 2020	24,637,222	$25	$(3,742)	$175,164	$59,380	$230,827
Share based compensation expense and stock units vested	—	—	—	36	—	36
Purchase of treasury stock	—	—	(735)	—	—	(735)
Net income	—	—	—	—	10,040	10,040
Balances, June 30, 2020	24,637,222	$25	$(4,477)	$175,200	$69,420	$240,168

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income	—	—	—	—	9,023	9,023
Balances, March 31, 2021	24,647,696	$25	$(4,477)	$175,337	$97,375	$268,260
Share based compensation expense and stock units vested	—	—	—	64	—	64
Net income	—	—	—	—	12,428	12,428
Balances, June 30, 2021	24,647,696	$25	$(4,477)	$175,401	$109,803	$280,752

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

1. NATURE OF OPERATIONS

Legacy Housing Corporation (referred herein as”Legacy”, “we”, “our”, “us”, or the “Company”) was formed on January 1, 2018 as a Delaware corporation through a corporate conversion of Legacy Housing, Ltd. (the “Partnership”), a Texas limited partnership formed in May 2005. Effective December 31, 2019, the Company reincorporated from a Delaware corporation to a Texas corporation. The Company is headquartered in Bedford, Texas.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31,

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

2021, or any other period. The accompanying balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.  Material estimates that are susceptible to significant change in the near term primarily relate to the determination of accounts receivable, loans to mobile home parks, consumer loans, other notes receivable, inventory obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which takes the form of a consignment arrangement. Consignment Sales are considered sales of consigned homes from independent dealers to individual customers. Retail Store Sales are homes sold through Company-owned retail locations. Consignment Sales and Retail Sales of homes may be financed by the Company, by a third party, or paid in cash.

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customer. For financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of operations.

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

For the three months ended June 30, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $2,400 or 5.8% and $14,320 or 36.6% of our product sales, respectively. For the six months ended June

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

30, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $5,065 or 6.8% and $26,306 or 37.4% of our product sales, respectively.

For the three months ended June 30, 2021 and 2020, total cost of product sales included $3,007 and $7,849 of costs, mainly relating to subcontracted production for commercial sales and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales. For the six months ended June 30, 2021 and 2020, total cost of product sales included $5,189 and $12,756 of costs, mainly relating to subcontracted production for commercial sales and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Product sales:
Direct sales	$5,493	$3,850	$8,918	$6,076
Commercial sales	13,050	21,059	25,648	36,851
Consignment sales	13,889	9,114	24,489	17,924
Retail store sales	6,183	4,325	9,508	7,536
Other (1)	2,500	831	4,826	1,988
Total product sales	41,115	39,179	73,389	70,375
Consumer and MHP loans interest:
Interest - consumer installment notes	4,046	3,820	8,189	7,969
Interest - MHP notes	2,688	2,247	5,183	4,522
Total consumer and MHP loans interest	6,734	6,067	13,372	12,491
Other	740	760	1,767	1,414
Total net revenue	$48,589	$46,006	$88,528	$84,280
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

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $287 and $97, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement.  In this arrangement title for the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park.  The lessee makes monthly, periodic lease payments to the Company over the term of the lease.  The lessee is responsible for maintaining the homes during the term of the lease.  The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property.  At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease.  The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee of either 10% of the remaining lease payments or six month’s rent, whichever is greater.  The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance.  The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value.  The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease.  The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life.  Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels.

Future minimum lease income under all operating leases for each of the next five years at June 30, 2021, are as follows:

2021	$900
2022	1,803
2023	1,803
2024	1,803
2025	1,803
Thereafter	5,280
Total	$13,392

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. The Company plans to use the longer phase-in period for adoption, and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2022. Modified retrospective application and early adoption is permitted. The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the balance sheet but will not have a material impact on the statement of operations.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to use the longer phase-in period for adoption, and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to evaluate the impact of the adoption of this ASU and is uncertain of the impact on the financial statements and disclosures at this point in time.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption.

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.6% as of June 30, 2021 and 13.8% as of December 31, 2020. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $8,737 and $7,729 as of June 30, 2021 and December 31, 2020, respectively, and are included in escrow liability in the balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $724 and $1,395 as of June 30, 2021 and December 31, 2020, respectively, and are included in other assets in the balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Consumer loans receivable	$119,506	$115,639
Loan discount and deferred financing fees, net	(2,667)	(2,814)
Allowance for loan losses	(814)	(905)
Consumer loans receivable, net	$116,025	$111,920

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for loan losses, beginning of period	$927	$1,020	$905	$913
Provision for loan losses	23	65	558	280
Charge offs	(136)	(169)	(649)	(277)
Allowance for loan losses	$814	$916	$814	$916

The impaired and general reserve for allowance for loan losses consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Total consumer loans	$119,506	$115,639
Allowance for loan losses	814	905
Impaired loans individually evaluated for impairment	1,368	1,603
Specific reserve against impaired loans	443	558
Other loans collectively evaluated for allowance	118,138	114,036
General allowance for loan losses	371	347

As of June 30, 2021 and December 31, 2020, the total principal outstanding for consumer loans on nonaccrual status was $1,368 and $1,603, respectively. A detailed aging of consumer loans receivable that are past due as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30,		As of December 31,
	2021	%	2020	%
Total consumer loans receivable	$119,506	100.0	$115,639	100.0
Past due consumer loans:
31 - 60 days past due	$259	0.2	$954	0.8
61 - 90 days past due	157	0.1	221	0.2
91 - 120 days past due	—	—	141	0.1
Greater than 120 days past due	971	0.8	1,261	1.1
Total past due	$1,387	1.2	$2,577	2.2

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $121 million of the

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Notes have a fixed interest rate ranging from 6.9% to 9.5%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.6% and 7.7% as of June 30, 2021 and December 31, 2020, respectively, with maturities that range from 1 to 20 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 49.5% and 52.9% of the principal balance outstanding, all of which was secured by the mobile homes, as of June 30, 2021 and December 31, 2020, respectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as of June 30, 2021 and December 31, 2020 and no charge offs were recorded for MHP Notes during the three and six months ended June 30, 2021 and 2020, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of June 30, 2021 and December 31, 2020.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sales of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 6.25% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience.

The balance outstanding on the other notes receivable were as follows:

	As of June 30,	As of December 31,
	2021	2020
Outstanding principal balance	$22,784	$15,179
Allowance for loan losses	(74)	(75)
Total	$22,710	$15,104

5. INVENTORIES

Inventories consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Raw materials	$15,728	$12,713
Work in progress	467	412
Finished goods	29,079	23,375
Allowance for obsolescence	(530)	(620)
Total	$44,744	$35,880

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Land	$14,715	$12,968
Buildings and leasehold improvements	10,975	10,700
Vehicles	1,682	1,664
Machinery and equipment	4,417	4,127
Furniture and fixtures	298	298
Total	32,087	29,757
Less accumulated depreciation	(7,665)	(7,141)
Total property, plant and equipment	$24,422	$22,616

Depreciation expense was $261 with $109 included as a component of cost of product sales for the three months ended June 30, 2021 and $252 with $98 included as a component of cost of product sales for the three months ended June 30, 2020. Depreciation expense was $524 with $214 included as a component of cost of product sales for the six months ended June 30, 2021 and $501 with $203 included as a component of cost of product sales for the six months ended June 30, 2020.

7. OTHER ASSETS

Other assets consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Leased property, net of accumulated depreciation	$8,548	$7,218
Prepaid rent	261	274
Repossessed homes	724	1,395
Total	$9,533	$8,887

Depreciation expense for the leased property was $132 and $38 for the three months ended June 30, 2021 and 2020, respectively, and $230 and $71 for the six months ended June 30, 2021 and 2020, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	As of June 30,	As of December 31,
	2021	2020
Warranty liability	$2,507	$2,594
Litigation reserve	562	899
Federal and state income taxes payable	4,088	5,603
Accrued expenses & other accrued liabilities	7,544	6,394
Total	$14,701	$15,490

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. DEBT

Lines of Credit

Revolver 1

At December 31, 2019, the Company had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 and a maturity date of May 11, 2020. On March 30, 2020, the Company entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2021 and December 31, 2020 was 2.09% and 2.15%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The New Revolver requires the Company to comply with certain quarterly financial and non-financial covenants. The amount of available credit under the New Revolver was $20,325 and $33,826 as of June 30, 2021 and December 31, 2020, respectively. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $300, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended June 30, 2021 and 2020, interest expense under the Capital One Revolvers was $283 and $226, respectively. For the six months ended June 30, 2021 and 2020, interest expense under the Capital One Revolvers was $509 and $545, respectively. The outstanding balance as of June 30, 2021 and December 31, 2020 was $49,675 and $36,174, respectively.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Revolver 2 requires the Company to comply with certain quarterly financial and non-financial covenants. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rate in effect as of March 31, 2020 was 4.17%. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. For the three and six months ended June 30, 2020 interest expense was $0 and $17. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan

On April 10, 2020, the Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,545,700 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was evidenced by a promissory note dated April 10, 2020 and had a maturity date of April 10, 2022. The PPP Loan had an interest rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2021 and December 31, 2020, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2021, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

In February 2019, the Company granted 2,936 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on February 7, 2019 and had a grant date fair value of $40. The shares became fully vested on December 13, 2019.

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

In March 2020, the Company granted 1,903 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on March 27, 2020 and had a grant date fair value of $18. The shares became fully vested on December 13, 2020.

In December 2020, the Company granted 2,022 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on December 2, 2020 and had a grant date fair value of $30. The shares become fully vested on October 4, 2021.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant date Fair Value
Nonvested, January 1, 2021	45	$13.68
Granted	-	$-
Vested	(9)	$13.63
Nonvested, June 30, 2021	36	$13.70

As of June 30, 2021, approximately 36,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at June 30, 2021 was $431 and is expected to be recognized over 3.54 years.

The Company granted 58,694 incentive stock options to a member of senior management. The options were granted on February 7, 2019 at an exercise price of $13.63 per share. The options vest at a rate of 12.5% annually, beginning on February 7, 2019, and becoming fully vested on February 7, 2026. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.41%; dividend yield of 0.00%; expected volatility of common stock of 65.0% and expected life of options of 7.9 years. During the second quarter of 2020, these options were forfeited due to the departure of the senior manager.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021, nonvested	35	$14.44	$8.67	9.61
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Outstanding, June 30, 2021, nonvested	35	$14.44	$8.67	9.11	$86
Exercisable, June 30, 2021	—	$—	$—	—	$—

As of June 30, 2021, approximately 35,000 options remained nonvested. Unrecognized compensation expense related to these options at June 30, 2021 was $247 and is expected to be recognized over 4.12 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

11. INCOME TAXES

The provision for income tax expense for the six months ended June 30, 2021 and 2020 was $4,317 and $5,611, respectively. The effective tax rate for the six months ended June 30, 2021 was 16.8% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At June 30, 2021 and December 31, 2020, the Company accrued a $192 and $110, respectively, liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totalled $3,393 and $2,967 at June 30, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of June 30, 2021 or December 31, 2020.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $146 and $144 for the three months ended June 30, 2021, and 2020, respectively, and $402 and $308 for the six months ended June 30, 2021, and 2020, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $91 and $89 for the three months ended June 30, 2021 and 2020, respectively, and $182 and $182 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at June 30, 2021, are as follows:

2021	$246
2022	434
2023	422
2024	314
2025	278
Thereafter	530
Total	$2,224

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. Although litigation is inherently uncertain, based on past

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020. Included in the statements of operations for the six months ended June 30, 2020 is a loss of $15 which was the result of the change in the fair value of the interest rate swap agreement.

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of June 30, 2021.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other note recievables, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note recievables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note recievables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $117,000 compared to the book value of $116,025 as of June 30, 2021, and a fair value of approximately $115,000 compared to the book value of $111,742 as of December 31, 2020. The Company determined that the fair value of the fixed rate MHP Notes was approximately $119,000 compared to the book value of $120,598 as of June 30, 2021, and a fair value of approximately $108,000 compared to the book value of $109,806 as of December 31, 2020. The Company determined that the fair value of the other notes was approximately $17,600 compared to the book value of $17,731 as of June 30, 2021, and a fair value of approximately $15,000 compared to the book value of $15,104 as of December 31, 2020. This is a Level III valuation technique.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (in 000's)	$12,428	$10,040	$21,451	$19,063
Denominator:
Basic weighted-average common shares outstanding	24,202,631	24,201,220	24,200,879	24,260,274
Effect of dilutive securities:
Restricted stock grants	11,819	603	8,951	664
Stock options	20,463	—	19,435	—
Diluted weighted-average common shares outstanding	24,234,913	24,201,823	24,229,265	24,260,938
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.51	$0.41	$0.89	$0.79
Diluted	$0.51	$0.41	$0.89	$0.79

The diluted earnings per share calculation excludes 79,459 and 90,783 potential shares for the three and six months ended June 30, 2020, respectively because the effect of including theses potential shares would be antidilutive.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $27 and $1 as of June 30, 2021 and December 31, 2020, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $76 and $61 as of June 30, 2021 and December 31, 2020, respectively. Home sales to Bell Mobile Homes were $695 and $533 for the three months ended June 30, 2021 and 2020, respectively and $1,393 and $1,416 for the six months ended June 30, 2021 and 2020, respectively.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending March 31, 2021. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and six months ended June 30, 2021, we sold 945 and 1,665 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and six months ended June 30, 2020, we sold 1,056 and 1,905 home sections, respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 106 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the six months ended June 30, 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 13% in Georgia, 9% in Louisiana and 4% in Alabama. For the six months ended June 30, 2020, approximately 46% of our manufactured homes were sold in Texas, followed by 9% in Michigan, 8% in Georgia, 7% in North Carolina, and 6% in Kentucky. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2021, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$92	$4,492
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	1,401	3,832
Johnson County, Texas	91.5 Acres	July 2019	445	15	460
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	55	1,605
			$11,437	$1,684	$13,121

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to

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

Comparison of Three Months ended June 30, 2021 and 2020 (in thousands)

	Three months ended
	June 30,
	2021	2020	$ change	% change
Net revenue:
Product sales	$41,115	$39,179	$1,936	4.9%
Consumer and MHP loans interest	6,734	6,067	667	11.0%
Other	740	760	(20)	(2.6)%
Total net revenue	48,589	46,006	2,583	5.6%
Operating expenses:
Cost of product sales	28,608	28,688	(80)	(0.3)%
Selling, general administrative expenses	5,165	4,064	1,101	27.1%
Dealer incentive	114	186	(72)	(38.7)%
Income from operations	14,702	13,068	1,634	12.5%
Other income (expense)
Non‑operating interest income	429	215	214	99.5%
Miscellaneous, net	34	11	23	209.1%
Interest expense	(283)	(239)	(44)	18.4%
Total other	180	(13)	193	(1,484.6)%
Income before income tax expense	14,882	13,055	1,827	14.0%
Income tax expense	(2,454)	(3,015)	561	(18.6)%
Net income	$12,428	$10,040	$2,388	23.8%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $1.9 million, or 4.9%, during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was driven by higher average sales price partially offset by lower unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2021 and 2020:

	Three months ended
	June 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$41,115	$39,179	$1,936	4.9%
Total products sold	783	954	(171)	(17.9)%
Net revenue per product sold	$52.5	$41.1	$11	27.9%

For the three months ended June 30, 2021, our net revenue per product sold increased because of increases to our product prices in the second quarter of 2021 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, retail store sales and other product sales partially offset by a decline in commercial sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $0.7 million, or 11.0%, during the three months ended June 30, 2021 as compared to the same period in 2020 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2021 and June 30, 2020 our MHP Note portfolio increased by $25.7 million and the consumer loan portfolio increased by $8.8 million.

Other revenue primarily consists of consignment fees and commercial lease rents fees and was $0.7 million during the three months ended June 30, 2021 and 2020.

The cost of product sales increased $0.1 million, or 0.3%, during the three months ended June 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses increased $1.1 million, or 27.1%, during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to a $0.7 million increase in salaries and incentive costs, a $0.3 million increase in warranty costs and a net $0.1 million increase in other miscellaneous costs. In addition, dealer incentive expense decreased $0.1 million in 2021 as compared to 2020.

Other income (expense), net increased $0.2 million during the three months ended June 30, 2021 as compared to the same period in 2020.  This increase was primarily due to a $0.2 million increase in non-operating interest income.

Income tax expense was $2.5 million during the three months ended June 30, 2021 and 2020. The effective tax rate for the three months ended June 30, 2021 was 16.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended June 30, 2020 was 23.1% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Six Months ended June 30, 2021 and 2020 (in thousands)

	Six months ended
	June 30,
	2021	2020	$ change	% change
Net revenue:
Product sales	$73,389	$70,375	$3,014	4.3%
Consumer and MHP loans interest	13,372	12,491	881	7.1%
Other	1,767	1,414	353	25.0%
Total net revenue	88,528	84,280	4,248	5.0%
Operating expenses:
Cost of product sales	52,632	50,547	2,085	4.1%
Selling, general administrative expenses	9,958	9,676	282	2.9%
Dealer incentive	576	380	196	51.6%
Income from operations	25,362	23,677	1,685	7.1%
Other income (expense)
Non‑operating interest income	677	451	226	50.1%
Miscellaneous, net	238	48	190	395.8%
Gain on settlement, net	—	1,075	(1,075)%
Interest expense	(509)	(577)	68	(11.8)%
Total other	406	997	(591)	(59.3)%
Income before income tax expense	25,768	24,674	1,094	4.4%
Income tax expense	(4,317)	(5,611)	1,294	(23.1)%
Net income	$21,451	$19,063	$2,388	12.5%

Product sales increased $3.0 million, or 4.3%, during the six months ended June 30, 2021 as compared to the same period in 2020. This increase was driven by higher average sales price partially offset by lower unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the six months of 2021 and 2020:

	Six Months Ended
	June 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$73,389	$70,375	$3,014	4.3%
Total products sold	1,410	1,709	(299)	(17.5)%
Net revenue per product sold	$52.0	$41.2	$10.9	26.4%

For the six months ended June 30, 2021, our net revenue per product sold increased because of increases to our product prices in the second quarter of 2021 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales retail store sales and other product sales partially offset by a decline in commercial sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $0.9 million, or 7.1%, during the six months ended June 30, 2021 as compared to the same period in 2020 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between June 30, 2021 and June 30, 2020 our MHP Note portfolio increased by $25.7 million and the consumer loan portfolio increased by $8.8 million.

Other revenue primarily consists of commercial lease rents, consignment fees and servicer fee revenue. Other revenue increased $0.4 million or 25.0% during the six months ended June 30, 2021 as compared to the same period in 2020 due to a $0.7 million increase in commercial lease rents partially offset by a $0.3 million decrease in servicer fee revenue.

The cost of product sales increased $2.1 million, or 4.1%, during the six months ended June 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses increased $0.3 million, or 2.9%, during the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to $1.0 million increase in salaries and incentive costs, a $0.3 million increase in consulting and professional fees, a $0.2 million increase in depreciation & amortization expense and a net $0.1 million increase in other miscellaneous costs. These increases were partially offset by a $0.6 million decrease in warranty costs, a $0.3 decrease in bad debt expense, a $0.2 million decrease in advertising and promotions and a $0.2 million decrease in legal expenses. In addition, dealer incentive expense increased $0.2 million, or 51.8% in 2021 as compared to 2020.

Other income (expense), net decreased $0.6 million, or 59.3%, during the six months ended June 30, 2021 as compared to the same period in 2020.  This decrease was primarily due to a $1.1 million gain in the second quarter of 2020 due to the settlement of a lawsuit with a previous vendor for the Company, partially offset by an increase of $0.2 million in non-operating interest income, an increase of $0.2 million in miscellaneous income, net and a $0.1 million decrease in interest expense.

Income tax expense during the six months ended June 30, 2021 was $4.3 million compared to $5.6 million for the same period in 2020. The effective tax rate for the six months ended June 30, 2021 was 16.8% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at June 30, 2021, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of June 30, 2021, we had approximately $0.9 million in cash and cash equivalents, compared to $0.8 million as of December 31, 2020. In the first quarter of 2020, we negotiated a new credit agreement with our primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2021	2020

Net cash used in operating activities	$(4,978)	$(5,248)
Net cash used in investing activities	$(8,482)	$(414)
Net cash provided by financing activities	$13,501	$4,962
Net change in cash and cash equivalents	$41	$(700)
Cash and cash equivalents at beginning of period	$768	$1,724
Cash and cash equivalents at end of period	$809	$1,024

Comparison of Cash Flow Activities from June 30, 2021 to June 30, 2020

Net cash used in operating activities decreased $0.3 million during the six months ended June 30, 2021, compared to the comparable period in 2020, primarily as a result of decreased volume of loan originations supporting sales to MHPs net of principal collections, cash generated by operating income before non-cash adjustments and an increase in escrow deposits received by the company. The decrease in cash used in operating activities was partially offset by increased volume of consumer loan originations net of principal collections, increased inventories, increased accounts receivable and decreased payables.

Net cash used in investing activities of $8.5 million in 2021 was primarily attributable to $2.3 million used for the acquisition of property plant and equipment and $13.6 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $5.9 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.5 million from our purchased consumer loans.

Net cash provided by financing activities of $13.5 million in 2021 was attributable to net proceeds of $13.5 million on our lines of credit.

Indebtedness

Capital One Revolver. At December 31, 2019, we had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000,000 and a maturity date of May 11, 2020. On March 30, 2020, we entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver has a maximum credit limit of $70,000,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2021 was 2.09%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The New Revolver requires the Company to comply with certain quarterly financial and non-financial covenants. The amount of available credit under the New Revolver was $20,325,000 as of June 30, 2021. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $300,000, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the six months ended June 30, 2021 and 2020, interest expense under the Capital One Revolvers was $509,000 and $545,000, respectively. The outstanding balance as of June 30, 2021 and December 31, 2020 was $49,675,000 and $36,174,000, respectively.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Revolver 2 requires the Company to comply with certain quarterly financial and non-financial covenants. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 was 4.17%. The amount of available credit under Revolver 2 was $12,028,000 at March 31, 2020. For the six months ended June 30, 2021 interest expense was $17,000. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan. On April 10, 2020, we Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,545,700 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was evidenced by a promissory note dated April 10, 2020 and had a maturity date of April 10, 2022. The PPP Loan had an interest rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by us at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”).  In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement.  If funds are drawn, we would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2021, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2021:

	Payments Due by Period

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Lines of credit	$49,675,000	—	—	49,675,000	—
Operating lease obligations	$2,224,000	246,000	856,000	592,000	530,000

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $3,393,000 and $2,967,000 as of June 30, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2021.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2021, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and as described below.

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

The material weaknesses in financial reporting as of June 30, 2021, are summarized as follows:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies in our June 30, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: August 9, 2021	By:	/s/ Thomas Kerkaert
Name: Thomas Kerkaert
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)