Form 10-Q
period 2021-09-30
Legacy Housing Corp
filed 2021-11-09
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 24,209,556 shares of Common Stock ($0.001 par value) outstanding as of November 5, 2021.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$853	$768
Accounts receivable, net	8,226	3,867
Current portion of consumer loans	5,883	5,348
Current portion of notes receivable from mobile home parks (“MHP”)	10,591	12,468
Current portion of other notes receivable	15,128	2,054
Inventories	36,951	27,224
Prepaid expenses and other current assets	5,805	3,234
Total current assets	83,437	54,963
Consumer loans, net	115,754	106,572
Notes receivable from mobile home parks (“MHP”)	89,642	123,872
Other notes receivable, net	19,342	13,050
Inventories, net	3,524	8,656
Other assets	10,862	8,887
Property, plant and equipment, net	26,428	22,616
Total assets	$348,989	$338,616
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,170	$10,197
Accrued liabilities	17,073	14,860
Customer deposits	6,344	3,620
Escrow liability	9,350	7,729
Total current liabilities	38,937	36,406
Long‑term liabilities:
Lines of credit	8,281	36,174
Deferred income taxes	1,971	1,971
Accrued liabilities, net of current portion	—	630
Dealer incentive liability	4,160	4,242
Total liabilities	53,349	79,423
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,654,621 and 24,639,125 issued and 24,209,556 and 24,194,060 outstanding at September 30, 2021 and December 31, 2020, respectively	25	25
Treasury stock at cost, 445,065 shares at September 30, 2021 and December 31, 2020	(4,477)	(4,477)
Additional paid-in-capital	175,556	175,293
Retained earnings	124,536	88,352
Total stockholders' equity	295,640	259,193
Total liabilities and stockholders' equity	$348,989	$338,616

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue:
Product sales	$48,300	$36,566	$121,689	$106,940
Consumer and MHP loans interest	7,259	6,428	20,631	18,919
Other	911	749	2,679	2,163
Total net revenue	56,470	43,743	144,999	128,022
Operating expenses:
Cost of product sales	33,392	27,839	86,024	78,387
Selling, general and administrative expenses	5,045	4,525	15,005	14,202
Dealer incentive	421	550	998	929
Income from operations	17,612	10,829	42,972	34,504
Other income (expense):
Non‑operating interest income	588	246	1,265	697
Miscellaneous, net	116	96	354	145
Gain on settlement, net	—	—	—	1,075
Interest expense	(318)	(239)	(827)	(817)
Total other	386	103	792	1,100
Income before income tax expense	17,998	10,932	43,764	35,604
Income tax expense	(3,265)	(2,486)	(7,581)	(8,097)
Net income	$14,733	$8,446	$36,183	$27,507
Weighted average shares outstanding:
Basic	24,204,362	24,192,157	24,202,053	24,237,402
Diluted	24,283,666	24,214,279	24,279,846	24,243,927
Net income per share:
Basic	$0.61	$0.35	$1.50	$1.13
Diluted	$0.61	$0.35	$1.49	$1.13

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income	$36,183	$27,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,157	874
Amortization of debt discount and issuance costs	(542)	35
Provision for loan loss—consumer loans	586	586
Share based payment expense	163	177
Changes in operating assets and liabilities:
Accounts receivable	(4,359)	(741)
Consumer loans originations	(19,954)	(12,647)
Consumer loans principal collections	9,379	7,945
Notes receivable MHP originations	(36,897)	(54,630)
Notes receivable MHP principal collections	72,209	17,364
Inventories	(4,595)	1,166
Prepaid expenses and other current assets	(2,571)	1,959
Other assets	(2,352)	(2,704)
Accounts payable	(4,027)	(405)
Accrued liabilities	1,583	3,797
Customer deposits	2,724	902
Escrow liability	1,621	775
Dealer incentive liability	(82)	467
Net cash provided by (used in) operating activities	50,226	(7,573)
Investing activities:
Purchases of property, plant and equipment	(4,596)	(2,156)
Issuance of notes receivable	(27,127)	(5,430)
Notes receivable collections	7,761	3,247
Purchases of loans	—	(317)
Collections from purchased loans	1,614	902
Net cash used in investing activities	(22,348)	(3,754)
Financing activities:
Proceeds from exercise of stock options	100	—
Treasury stock purchase	—	(1,417)
Proceeds from issuance of note payable	—	6,546
Principal payments on note payable	—	(6,546)
Proceeds from lines of credit	75,272	52,148
Payments on lines of credit	(103,165)	(39,485)
Net cash used in financing activities	(27,793)	11,246
Net increase (decrease) in cash and cash equivalents	85	(81)
Cash and cash equivalents at beginning of period	768	1,724
Cash and cash equivalents at end of period	$853	$1,643
Supplemental disclosure of cash flow information:
Cash paid for interest	$548	$770
Cash paid for taxes	$8,194	$6,728

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	17,143	—	—	97	—	97
Purchase of treasury stock	—	—	(682)	—	—	(682)
Net income	—	—	—	—	9,023	9,023
Balances, March 31, 2020	24,637,222	25	(3,742)	175,164	59,380	230,827
Share based compensation expense and stock units vested	—	—	—	36	—	36
Purchase of treasury stock	—	—	(735)	—	—	(735)
Net income	—	—	—	—	10,040	10,040
Balances, June 30, 2020	24,637,222	25	(4,477)	175,200	69,420	240,168
Share based compensation expense and stock units vested	—	—	—	44	—	44
Net income	—	—	—	—	8,446	8,446
Balances, September 30, 2020	24,637,222	$25	$(4,477)	$175,244	$77,866	$248,658

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income	—	—	—	—	9,023	9,023
Balances, March 31, 2021	24,647,696	25	(4,477)	175,337	97,375	268,260
Share based compensation expense and stock units vested	—	—	—	64	—	64
Net income	—	—	—	—	12,428	12,428
Balances, June 30, 2021	24,647,696	25	(4,477)	175,401	109,803	280,752
Share based compensation expense and stock units vested	—	—	—	55	—	55
Share based compensation expense - stock options exercised	6,925	—	—	100	—	100
Net income	—	—	—	—	14,733	14,733
Balances, September 30, 2021	24,654,621	$25	$(4,477)	$175,556	$124,536	$295,640

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

1. NATURE OF OPERATIONS

Legacy Housing Corporation (referred herein as ”Legacy”, “we”, “our”, “us”, or the “Company”) was formed on January 1, 2018 as a Delaware corporation through a corporate conversion of Legacy Housing, Ltd. (the “Partnership”), a Texas limited partnership formed in May 2005. Effective December 31, 2019, the Company reincorporated from a Delaware corporation to a Texas corporation. The Company is headquartered in Bedford, Texas.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

expected for the year ending December 31, 2021, or any other period. The accompanying balance sheet as of December 31, 2020 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of operations.

For the three months ended September 30, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $2,335 or 4.8% and $13,253 or 36.2% of our product sales, respectively. For the nine months ended

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

September 30, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $7,399 or 6.1% and $39,559 or 37.0% of our product sales, respectively.

For the three months ended September 30, 2021 and 2020, total cost of product sales included $3,978 and $7,073 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales. For the nine months ended September 30, 2021 and 2020, total cost of product sales included $8,976 and $15,878 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales:
Direct sales	$8,434	$1,453	$17,093	$7,528
Commercial sales	12,198	17,681	37,840	54,532
Consignment sales	18,641	11,950	43,381	29,875
Retail store sales	5,929	3,939	15,435	11,475
Other (1)	3,098	1,543	7,940	3,530
Total product sales	48,300	36,566	121,689	106,940
Consumer and MHP loans interest:
Interest - consumer installment notes	4,019	4,014	12,208	11,983
Interest - MHP notes	3,240	2,414	8,423	6,936
Total consumer and MHP loans interest	7,259	6,428	20,631	18,919
Other	911	749	2,679	2,163
Total net revenue	$56,470	$43,743	$144,999	$128,022
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the award’s estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. The Company has elected to record forfeitures as they occur. Compensation cost is recognized on a straight-line basis over the vesting period of the awards and adjusted as forfeitures occur.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes, sales of parts and supplies to customers, consignment fees and interest.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $318 and $97, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title for the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property. At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee equal to 10% of the remaining lease payments or six month’s rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels.

Future minimum lease income under all operating leases for each of the next five years at September 30, 2021, are as follows:

2021	$473
2022	1,924
2023	1,924
2024	1,924
2025	1,924
Thereafter	6,052
Total	$14,221

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. The Company plans to use the longer phase-in period for adoption, and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2022. Modified retrospective application and early adoption is permitted. The Company expects that the adoption of this standard will result in a material increase to assets and liabilities on the balance sheet, but will not have a material impact on the statement of operations.  While the Company is continuing to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its property and equipment operating leases and (ii) providing significant new disclosures about its leasing activities.

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

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.6% as of September 30, 2021 and 13.8% as of December 31, 2020. Consumer loans receivable have maturities that range from 3 to 30 years.

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

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,350 and $7,729 as of September 30, 2021 and December 31, 2020, respectively, and are included in escrow liability in the balance sheets.

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

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is when either principal or interest is past due and remains unpaid for more than 90 days or other indications of distress. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $698 and $1,395 as of September 30, 2021 and December 31, 2020, respectively, and are included in other assets in the balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Consumer loans receivable	$125,089	$115,639
Loan discount and deferred financing fees	(2,650)	(2,814)
Allowance for loan losses	(802)	(905)
Consumer loans receivable, net	$121,637	$111,920

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for loan losses, beginning of period	$814	$916	$905	$913
Provision for loan losses	27	306	586	586
Charge offs	(39)	(172)	(689)	(449)
Allowance for loan losses	$802	$1,050	$802	$1,050

The reserve for loan losses consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Total consumer loans	$125,089	$115,639
Allowance for loan losses	$802	$905
Impaired loans individually evaluated for impairment	$1,328	$1,603
Specific reserve against impaired loans	$437	$558
Other loans collectively evaluated for allowance	$123,761	$114,036
General allowance for loan losses	$365	$347

As of September 30, 2021 and December 31, 2020, the total principal outstanding for consumer loans on nonaccrual status was $1,328 and $1,603, respectively. A detailed aging of consumer loans receivable that are past due as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30,		As of December 31,
	2021	%	2020	%
Total consumer loans receivable	$125,089	100.0	$115,639	100.0
Past due consumer loans:
31 - 60 days past due	$316	0.3	$954	0.8
61 - 90 days past due	440	0.4	221	0.2
91 - 120 days past due	111	0.1	141	0.1
Greater than 120 days past due	885	0.7	1,261	1.1
Total past due	$1,752	1.4	$2,577	2.2

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $82 million of the

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

MHP Notes have a fixed interest rate ranging from 6.9% to 8.9%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.7% and 7.7% as of September 30, 2021 and December 31, 2020, respectively, with maturities that range from 1 to 20 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally guaranteed by the borrowers personally.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 29.8% and 52.9% of the principal balance outstanding, all of which was secured by the mobile homes, as of September 30, 2021 and December 31, 2020, respectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as of September 30, 2021 and December 31, 2020 and no charge offs were recorded for MHP Notes during the three and nine months ended September 30, 2021 and 2020, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of September 30, 2021 and December 31, 2020.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sales of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically guaranteed by the borrowers personally. The interest rate on the other notes are fixed and range from 6.25% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience.

The balance outstanding on the other notes receivable were as follows:

	As of September 30,	As of December 31,
	2021	2020
Outstanding principal balance	$34,544	$15,179
Allowance for loan losses	(74)	(75)
Total	$34,470	$15,104

5. INVENTORIES

Inventories consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Raw materials	$16,398	$12,713
Work in progress	339	412
Finished goods (1)	24,207	23,375
Allowance for obsolescence	(469)	(620)
Total	$40,475	$35,880

(1) Finished goods includes $3,524 and $8,656 as of September 30, 2021 and December 31, 2020, respectively, is held for more than twelve months and classified as long-term.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Land	$14,850	$12,968
Buildings and leasehold improvements	13,037	10,700
Vehicles	1,682	1,664
Machinery and equipment	4,486	4,127
Furniture and fixtures	298	298
Total	34,353	29,757
Less accumulated depreciation	(7,925)	(7,141)
Total property, plant and equipment	$26,428	$22,616

Depreciation expense was $403 with $113 included as a component of cost of product sales for the three months ended September 30, 2021 and $249 with $88 included as a component of cost of product sales for the three months ended September 30, 2020. Depreciation expense was $784 with $327 included as a component of cost of product sales for the nine months ended September 30, 2021 and $750 with $267 included as a component of cost of product sales for the nine months ended September 30, 2020.

7. OTHER ASSETS

Other assets consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Leased property, net of accumulated depreciation	$9,909	$7,218
Prepaid rent	255	274
Repossessed homes	698	1,395
Total	$10,862	$8,887

Depreciation expense for the leased property was $143 and $53 for the three months ended September 30, 2021 and 2020, respectively, and $373 and $124 for the nine months ended September 30, 2021 and 2020, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	As of September 30,	As of December 31,
	2021	2020
Warranty liability	$2,494	$2,594
Litigation reserve	607	899
Federal and state income taxes payable	5,353	5,603
Accrued expenses & other accrued liabilities	8,619	6,394
Total	$17,073	$15,490

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2021 and December 31, 2020 was 2.14% and 2.15%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The New Revolver requires the Company to comply with certain quarterly financial and non-financial covenants. The amount of available credit under the New Revolver was $61,719 and $33,826 as of September 30, 2021 and December 31, 2020, respectively. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $300, which were capitalized as deferred debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended September 30, 2021 and 2020, interest expense under the Capital One Revolvers was $318 and $239, respectively. For the nine months ended September 30, 2021 and 2020, interest expense under the Capital One Revolvers was $827 and $785, respectively. The outstanding balance as of September 30, 2021 and December 31, 2020 was $8,281 and $36,174, respectively.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Revolver 2 requires the Company to comply with certain quarterly financial and non-financial covenants. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rate in effect as of March 31, 2020 was 4.17%. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. For the three and nine months ended September 30, 2020 interest expense was $0 and $17. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan

On April 10, 2020, the Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,546 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was evidenced by a promissory note dated April 10, 2020 and had a maturity date of April 10, 2022. The PPP Loan had an interest rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of September 30, 2021 and December 31, 2020, the Company had not drawn on this credit facility.

10. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2021, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2021	45	$13.68
Granted	-	$-
Vested	(9)	$13.63
Nonvested, September 30, 2021	36	$13.70

As of September 30, 2021, approximately 36,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at September 30, 2021 was $392 and is expected to be recognized over 3.36 years.

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

The Company granted 55,490 incentive stock options to a member of management. The options were granted on September 23, 2021 at an exercise price of $18.02 per share. The options vest at a rate of 10.0% annually, beginning on September 23, 2022, and becoming fully vested on September 23, 2031. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 1.41%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 7.8 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021, nonvested	35	$14.44	$8.67	8.86
Granted	55	$18.02	$14.07	9.98
Exercised	(7)	$14.44	$8.67	—
Outstanding, September 30, 2021, nonvested	83	$16.83	$12.27	9.61	$98
Exercisable, September 30, 2021	—	$—	$—	—	$—

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of September 30, 2021, approximately 83,000 options remained nonvested. Unrecognized compensation expense related to these options at September 30, 2021 was $1,011 and is expected to be recognized over 9.98 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

11. INCOME TAXES

The provision for income tax expense for the nine months ended September 30, 2021 and 2020 was $7,581 and $8,097, respectively. The effective tax rate for the nine months ended September 30, 2021 was 17.3% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% due to state income taxes.

12. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At September 30, 2021 and December 31, 2020, the Company accrued a $323 and $110, respectively, liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totaled $5,292 and $2,967 at September 30, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of September 30, 2021 or December 31, 2020.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $140 and $135 for the three months ended September 30, 2021, and 2020, respectively, and $436 and $423 for the nine months ended September 30, 2021, and 2020, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $82 and $90 for the three months ended September 30, 2021 and 2020, respectively, and $263 and $264 for the nine months ended September 30, 2021 and 2020, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at September 30, 2021, are as follows:

2021	$124
2022	490
2023	481
2024	371
2025	335
Thereafter	665
Total	$2,466

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

13. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This interest rate swap agreement matured on May 11, 2020. Included in the statements of operations for the nine months ended September 30, 2020 is a loss of $15 which was the result of the change in the fair value of the interest rate swap agreement.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of September 30, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other note receivables, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $123,000 compared to the book value of $121,637 as of September 30, 2021, and a fair value of approximately $115,000 compared to the book value of $111,920 as of December 31, 2020. The Company determined that the fair value of the fixed rate MHP Notes was approximately $81,000 compared to the book value of $82,118 as of September 30, 2021, and a fair value of approximately $108,000 compared to the book value of $109,806 as of December 31, 2020. The Company determined that the fair value of the other notes was approximately $33,859 compared to the book value of $34,066 as of September 30, 2021, and a fair value of approximately $15,000 compared to the book value of $15,104 as of December 31, 2020. This is a Level III valuation technique.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (in 000's)	$14,733	$8,446	$36,183	$27,507
Denominator:
Basic weighted-average common shares outstanding	24,204,362	24,192,157	24,202,053	24,237,402
Effect of dilutive securities:
Restricted stock grants	13,280	9,450	10,478	879
Stock options	66,024	12,672	67,315	5,646
Diluted weighted-average common shares outstanding	24,283,666	24,214,279	24,279,846	24,243,927
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.61	$0.35	$1.50	$1.13
Diluted	$0.61	$0.35	$1.49	$1.13

The diluted earnings per share calculation excludes zero and 54,446 potential shares for the three and nine months ended September 30, 2020, because the effect of including theses potential shares would be antidilutive.

15. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $124 and $1 as of September 30, 2021 and December 31, 2020, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $84 and $61 as of September 30, 2021 and December 31, 2020, respectively. Home sales to Bell Mobile Homes were $1,750 and $383 for the three months ended September 30, 2021 and 2020, respectively and $3,143 and $1,800 for the nine months ended September 30, 2021 and 2020, respectively.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending June 30, 2021. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and nine months ended September 30, 2021, we sold 1,044 and 2,709 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and nine months ended September 30, 2020, we sold 961 and 2,866 home sections, respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 106 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the nine months ended September 30, 2021, approximately 47% of our manufactured homes were sold in Texas, followed by 15% in Georgia, 10% in Louisiana and 6% in Alabama. For the nine months ended September 30, 2020, approximately 45% of our manufactured homes were sold in Texas, followed by 11% in Michigan, 7% in Georgia, 5% in Kansas, 5% in North Carolina, and 5% in Kentucky. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	Consistent with our long-term strategy of conservatively deploying our capital to achieve above average rates of return, we intend to expand our retail presence in the geographic markets we now serve, particularly in the southern United States. Each retail center requires between $500,000 and $1,500,000 to acquire the location, situate an office, provide inventory, and provide the initial working capital.
●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2021, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$762	$5,162
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	1,563	3,994
Johnson County, Texas	91.5 Acres	July 2019	445	15	460
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	69	1,619
			$11,437	$2,530	$13,967

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to

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

Comparison of Three Months ended September 30, 2021 and 2020 (in thousands)

	Three months ended
	September 30,
	2021	2020	$ change	% change
Net revenue:
Product sales	$48,300	$36,566	$11,734	32.1%
Consumer and MHP loans interest	7,259	6,428	831	12.9%
Other	911	749	162	21.6%
Total net revenue	56,470	43,743	12,727	29.1%
Operating expenses:
Cost of product sales	33,392	27,839	5,553	19.9%
Selling, general administrative expenses	5,045	4,525	520	11.5%
Dealer incentive	421	550	(129)	(23.5)%
Income from operations	17,612	10,829	6,783	62.6%
Other income (expense)
Non‑operating interest income	588	246	342	139.0%
Miscellaneous, net	116	96	20	20.8%
Interest expense	(318)	(239)	(79)	33.1%
Total other	386	103	283	274.8%
Income before income tax expense	17,998	10,932	7,066	64.6%
Income tax expense	(3,265)	(2,486)	(779)	31.3%
Net income	$14,733	$8,446	$6,287	74.4%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $11.7 million, or 32.1%, during the three months ended September 30, 2021 as compared to the same period in 2020. This increase was driven by higher average sales price partially offset by slightly lower unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2021 and 2020:

	Three months ended
	September 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$48,300	$36,566	$11,734	32.1%
Total products sold	816	830	(14)	(1.7)%
Net revenue per product sold	$59.2	$44.1	$15	34.4%

For the three months ended September 30, 2021, our net revenue per product sold increased because of increases to our product prices in the third quarter of 2021 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, retail store sales and other product sales partially offset by a decline in commercial sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $0.8 million, or 12.9%, during the three months ended September 30, 2021 as compared to the same period in 2020 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 29, 2021 and September 30, 2020 our MHP Note portfolio increased by $15.5 million and the consumer loan portfolio increased by $13.1 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income is expected to decrease in the fourth quarter of 2021.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $0.2 million, or 21.8% during the three months ended September 30, 2021 as compared to the same period in 2020.

The cost of product sales increased $5.6 million, or 19.9%, during the three months ended September 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses increased $0.5 million, or 11.5%, during the three months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily due to a $0.8 million increase in salaries and incentive costs and a $0.1 million increase in depreciation expense partially offset by a $0.4 million decrease in advertising expense.

Dealer incentive expense decreased $0.1 million, or 23.4% in 2021 as compared to 2020.

Other income (expense), net increased $0.3 million during the three months ended September 30, 2021 as compared to the same period in 2020.  This increase was primarily due to a $0.3 million increase in non-operating interest income offset by a $0.1 million increase in interest expense.

Income tax expense was $3.3 million during the three months ended September 30, 2021 compared to $2.5 million for the same period in 2020. The effective tax rate for the three months ended September 30, 2021 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Nine Months ended September 30, 2021 and 2020 (in thousands)

	Nine months ended
	September 30,
	2021	2020	$ change	% change
Net revenue:
Product sales	$121,689	$106,940	$14,749	13.8%
Consumer and MHP loans interest	20,631	18,919	1,712	9.0%
Other	2,679	2,163	516	23.9%
Total net revenue	144,999	128,022	16,977	13.3%
Operating expenses:
Cost of product sales	86,024	78,387	7,637	9.7%
Selling, general administrative expenses	15,005	14,202	803	5.7%
Dealer incentive	998	929	69	7.4%
Income from operations	42,972	34,504	8,468	24.5%
Other income (expense)
Non‑operating interest income	1,265	697	568	81.5%
Miscellaneous, net	354	145	209	144.1%
Gain on settlement, net	—	1,075	(1,075)%
Interest expense	(827)	(817)	(10)	1.2%
Total other	792	1,100	(308)	(28.0)%
Income before income tax expense	43,764	35,604	8,160	22.9%
Income tax expense	(7,581)	(8,097)	516	(6.4)%
Net income	$36,183	$27,507	$8,676	31.5%

Product sales increased $14.7 million, or 13.8%, during the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was driven by higher average sales price partially offset by lower unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the nine months of 2021 and 2020:

	Nine Months Ended
	September 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$121,689	$106,940	$14,749	13.8%
Total products sold	2,226	2,539	(313)	(12.3)%
Net revenue per product sold	$54.7	$42.1	$12.5	29.8%

For the nine months ended September 30, 2021, our net revenue per product sold increased because of increases to our product prices during the first three quarters of 2021 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales retail store sales and other product sales partially offset by a decline in commercial sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $1.7 million, or 9.0%, during the nine months ended September 30, 2021 as compared to the same period in 2020 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between September 29, 2021 and September 30, 2020 our MHP Note portfolio increased by $15.5 million and the consumer loan portfolio increased by $13.1 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income is expected to decrease in the fourth quarter of 2021.

Other revenue primarily consists of commercial lease rents, consignment fees and servicer fee revenue. Other revenue increased $0.5 million or 23.8% during the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to a $0.7 million increase in commercial lease rents partially offset by a $0.1 million decrease in consignment fee revenue.

The cost of product sales increased $7.6 million, or 9.7%, during the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses increased $0.8 million, or 5.7%, during the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily due to $1.8 million increase in salaries and incentive costs, a $0.4 million increase in rent and facility costs, a $0.3 million increase in consulting and professional fees, a $0.3 million increase in depreciation & amortization expense, and a net $0.2 million increase in other miscellaneous costs. These increases were partially offset by a $0.7 million decrease in warranty costs, a $0.7 decrease in bad debt expense, a $0.6 million decrease in advertising and promotions and a $0.2 million decrease in legal expenses.

Dealer incentive expense increased $0.1 million, or 7.4% in 2021 as compared to 2020.

Other income (expense), net decreased $0.3 million, or 28.0%, during the nine months ended September 30, 2021 as compared to the same period in 2020.  This decrease was primarily due to a $1.1 million gain in the second quarter of 2020 due to the settlement of a lawsuit with a previous vendor for the Company, partially offset by an increase of $0.6 million in non-operating interest income, an increase of $0.2 million in miscellaneous income, net.

Income tax expense during the nine months ended September 30, 2021 was $7.6 million compared to $8.1 million for the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 was 17.3% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2020 was 22.7% and differs from the federal statutory rate of 21% primarily due to state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at September 30, 2021, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. As of September 30, 2021, we had approximately $0.9 million in cash and cash equivalents, compared to $0.8 million as of December 31, 2020. In the first quarter of 2020, we negotiated a new credit agreement with our primary bank that expanded and extended our credit facility. The new credit agreement closed on March 30, 2020.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2021	2020

Net cash provided by (used in) operating activities	$50,226	$(7,573)
Net cash used in investing activities	$(22,348)	$(3,754)
Net cash used in financing activities	$(27,793)	$11,246
Net change in cash and cash equivalents	$85	$(81)
Cash and cash equivalents at beginning of period	$768	$1,724
Cash and cash equivalents at end of period	$853	$1,643

Comparison of Cash Flow Activities from September 30, 2021 to September 30, 2020

Net cash provided by operating activities increased $57.8 million during the nine months ended September 30, 2021, compared to the comparable period in 2020, primarily as a result of increased MHP principal collections, decreased MHP originations, and increased customer deposits and escrow. The increase in cash used in operating activities was partially offset by increased volume of consumer loan originations net of principal collections, increased inventories, increased accounts receivable and decreased payables.

Net cash used in investing activities of $22.3 million in 2021 was primarily attributable to $4.6 million used for the acquisition of property plant and equipment and $27.1 million used for loans to third parties for the development of manufactured housing parks. These were offset by collections of $7.8 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.6 million from our purchased consumer loans.

Net cash used in financing activities of $27.8 million in 2021 was attributable to net payments of $27.9 million on our lines of credit offset by $0.1 million received from the exercise of stock options.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2021 was 2.14%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The New Revolver requires the Company to comply with certain quarterly financial and non-financial covenants. The amount of available credit under the New Revolver was $61,719 as of September 30, 2021. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $300, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the nine months ended September 30, 2021 and 2020, interest expense under the Capital One Revolvers was $827 and $785, respectively. The outstanding balance as of September 30, 2021 and December 31, 2020 was $8,281 and $36,174, respectively.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. Revolver 2 accrues interest at one month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Revolver 2 requires the Company to comply with certain quarterly financial and non-financial covenants. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. The interest rates in effect as of March 31, 2020 was 4.17%. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020. For the nine months ended September 30, 2020 interest expense was $17. In April 2020, this note was paid in full and the facility was terminated.

PPP Loan. On April 10, 2020, we Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,546 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan was evidenced by a promissory note dated April 10, 2020 and had a maturity date of April 10, 2022. The PPP Loan had an interest rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by us at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of September 30, 2021, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2021:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2021	2022 - 2023	2024 - 2025	After 2025
Lines of credit	$8,281	—	—	8,281	—
Operating lease obligations	$2,466	124	971	706	665

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $5,292 and $2,967 as of September 30, 2021 and December 31, 2020, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2021.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of September 30, 2021, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and as described below.

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

The material weaknesses in financial reporting as of September 30, 2021, are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the majority of the remediation of these material weaknesses will be completed by the end of fiscal 2021.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies in our September 30, 2021 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: November 9, 2021	By:	/s/ Thomas Kerkaert
Name: Thomas Kerkaert
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)