Form 10-K
period 2021-12-31
Legacy Housing Corp
filed 2022-08-03
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $133,405,746; 7,889,163 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2021 have been deemed affiliates.

As of March 31, 2022, the total number of shares outstanding of the registrant’s common stock was 24,406,020 shares.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Legacy Housing Corporation (the Company”) has restated these financial statements to correct; (i) an overstatement of costs errantly assigned to accounts payable for inventory received but not invoiced for the period ended March 31, 2021 and for the period ended June 30, 2021, (ii) an understatement of costs errantly assigned to accounts payable for inventory received but not invoiced for the period ended September 30, 2021 and (iii) an overstatement of prepaid inventory and an understatement of cost of product sales and property, plant & equipment for the period ended September 30, 2021, (iv) an overstatement in finished goods inventory and an understatement of cost of product sales for the period ending September 30, 2021, (v) a reclassification between prepaid expenses and other current assets and other assets for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021, (vi) a reclassification between prepaid expenses and other current assets and lines of credit for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021, (vii) change in accrued liabilities and income tax expense for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021.

As further discussed in Part II, Item 9B “Other Information” of this Annual Report on Form 10-K, the Company has disclosed; (i) the effects of the restatement on the line items within the Company’s condensed balance sheet as of March 31, 2021, as of June 30, 2021 and as of September 30, 2021, (ii) the effects of the restatement on the line items within the Company’s condensed statement of operations for the three months ended March 31, 2021, for the three months ended June 30, 2021 and for the three months ended September 30, 2021, (iii) the effects of the restatement on the line items within the Company’s condensed statement of operations for the six months ended June 30, 2021 and for the nine months ended September 30, 2021, (iv) the effects of the restatement on the line items within the Company’s condensed statement of cash flows for the three months ended March 31, 2021, for the six months ended June 30, 2021 and for the nine months ended September 30, 2021, and (v) the effects of the restatement on the line items within the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the three months ended March 31, 2021, for the three and six months ended June 30, 2021, and for the three and nine months ended September 30, 2021.

As described in Item 4.02 of our Current Report on Form 8-K filed on August 3, 2022, the previously filed unaudited condensed financial statements included in Form 10-Q for the period ended March 31, 2022, for the period ended June 30, 2022 and for the period ended September 30, 2022 should no longer be relied upon.

The decision to restate the Company’s financial statements previously reported on its Quarterly Report on Form 10-Q for the first quarter of 2021, its Quarterly Report on Form 10-Q for the second quarter of 2021, and its Quarterly Report on Form 10-Q for the third quarter of 2021 was approved by, and with the continuing oversight of, the Company’s Audit Committee.

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

We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2021. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2021, we sold 3,635 home sections (which are entire modules or single floors) and in 2020 we sold 3,814 home sections. We commenced operations in 2005 and have experienced strong sales growth since our inception.

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $60,000 and include young and working class families, as well as persons age 55 and older. In 2020, there were approximately 58,470,000 households in the United States with annual household incomes of less than $60,000, representing nearly half of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

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

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2021, are sold to consumers, primarily across 15 states through a network of 176 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. During 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 16% in Georgia, 8% in Louisiana and 5% in Alabama. During 2020, approximately 46% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Michigan, 5% in Kansas, and 5% in North Carolina. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement or a financed sale between the retailer and us. We also provide consumer financing for our products which are sold to end-users through both independent and company-owned retail locations, and we provide financing solutions to manufactured housing community owners that buy our products for use in their housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

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

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target universe of manufactured home buyers consists of households with total annual income below $60,000 which comprised nearly half of total U.S. households in 2020. We believe our target U.S. age group is wide ranging from young families who are often first time homebuyers to older homebuyers who may be downsizing or moving towards a more rural lifestyle. The comparatively low all-in cost of fully-equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all-in average sales price per square foot difference between a new manufactured home and a new site-built home (excluding land).

Average Price per Square Foot Comparison

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Manufactured homes are an attractive alternative for consumers as new single-family home prices continue to rise at a rapid rate. As shown in the chart below, there is a growing gap between the average sale price for new single-family homes (including the land on which they were built) and the price of the average manufactured home; management sees this gap as an opportunity for the industry.

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

Percentage of New Houses Sold Under $150,000

35%
30%
25%
20%
15%
10%
5%
0%
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: U.S. Census Bureau.

The manufactured housing industry shipped 105,800 and 94,400 manufactured homes in 2021 and 2020, respectively, according to data published by the U.S. Census Bureau. Manufactured housing shipments have increased by 30% and 34%, respectively, over the past five years and represent approximately 7% of total completed privately owned housing units.

Manufactured Home Shipments vs. Total Completed Housing

Source: U.S. Census Bureau

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 60 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By utilizing an assembly-line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and, are on average producing approximately 75 home sections, or 62 fully-completed homes depending on product mix, in total per week. We utilize local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, among others, fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, our homes have vaulted ceilings in every room, have numerous proprietary advantages such as our copyrighted “furniture friendly” floor plans and, in most cases, are wider, have taller ceilings and a steeper roof pitch than our competitors’ products. Taken together, we believe our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration allows us the ability to respond quickly to our customers’ needs and modify designs during the construction process.

●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve our 176 independent and 13 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 1,095 homes in 2021 and 1,043 homes in 2020, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 732 homes in 2021 and 691 homes in 2020, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 1,046 homes in 2021 and 1,097 homes in 2020. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes. We currently have approximately 60 company-owned trucks, which transported approximately 77% of our production during 2021 to manufactured home communities, our company-owned retail locations and independent dealers.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. We believe our company-owned stores will, on average, carry higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently that incorporate unique and varied customer-requested features. We are constantly seeking ways in which to directly source materials to be used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line. When these custom homes are sold through company-owned retail stores, we expect to capture higher gross margins.
●	Available Financing for our Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations, and we provide financing to community owners that buy our products for use in their rental housing communities. Our company has been providing floor plan financing to our independent retailers since our formation and we now have 176 independent retailers using our consignment solution. We now have more than 3,300 customers that purchased their homes utilizing our retail financing solutions. The average interest rates of our retail financing loans were approximately 13.5% and 13.8% at December 31, 2021 and 2020, respectively. The repossession rates for our retail financing loans, measured by units, was approximately 1.5% and 2.9% for 2021 and 2020, respectively.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 5.00% to 12.0%. For the years ended December 31, 2021 and 2020, we had provided additional loans to owners of manufactured home communities for development purposes with a total amount outstanding of $42,100,000 and $14,685,000, respectively. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.
●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that a strong alignment of interests with stockholders and investors exists through the ownership of a significant percentage of our outstanding shares by our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth

E. Shipley (President and Chief Executive Officer). Messrs. Hodgson and Shipley acquired their ownership in 2005 when they founded the company. Each individual has received a minimal annual salary ($50,000). Messr. Shipley continues to receive a minimal annual salary ($50,000). In January 2022, Messr. Hodgson entered into an amended and restated employment agreement which provides him with an annual salary of $200,000 and a signing bonus of 150,000 shares of restricted stock, which vested upon grant. Under this new agreement, he is also eligible for an annual incentive bonus and equity awards. By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe the combination of these characteristics has promoted long-term planning, an enhanced culture among our customers, strategic partners and employees, and ultimately the creation of value for our investors.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 17 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which act as additional drivers of net income for us. During the years ended December 31, 2021 and 2020, we financed approximately 46% and 62% of the homes we sold to consumers, respectively. We intend to expand financing and leasing solutions to manufactured housing community-owner customers, in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We believe there are significant growth opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and for financing bulk purchases of those homes by community owners.
●	Pursue Selective Development Opportunites. We seek to grow through selective acquisition of developable land in proximity to our manufacturing footprint which will serve as a future revenue stream for the underlying land as well as ensuring high utilization of our expertise in manufacturing and distribution. In April 2018, we acquired approximately 420 acres of raw land located in Bastrop County near Austin, Texas for $4.2 million. In November 2018, we acquired approximately 69 acres of raw land located near Adkins, Texas for $0.8 million. In July and August 2019, we acquired approximately 140 acres of raw land in Johnson County, Texas for $0.9 million. In September 2020, we acquired approximately 80 acres of raw land in Wise County, Texas for $0.9 million. In February 2021, we acquired approximately 233 acres of raw land in Bexar County, Texas for $1.6 million. We have secured a permit for a wastewater plant for the land in Bastrop County and we intend to begin construction in 2022. Upon completion, the wastewater plant can serve 1,075 home sites. We will continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of additional manufactured housing communities in order to provide locations for manufactured homes for our customers.
●	Focus on our Retail Process. As of December 31, 2021, we distribute our products primarily across 15 states through a combination of 13 company-owned retail locations and 176 independent retail locations. We believe that a focused network of company-owned retail locations will allow us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company-owned stores will, on average, carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.

Our Products

Overview. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2021. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately-owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

Manufacturing and Quality Design. We utilize local market research to design homes that meet the specific requirements of our customers and our homes are designed after extensive field research and consumer feedback. We frequently introduce new floor plans, decor, exterior design, features and accessories to appeal to changing consumer trends and we offer an assortment of customizations to match each customer’s individual tastes. Each home typically contains a living room, dining area, kitchen, 1 to 5 bedrooms and 1 to 3 1/2 bathrooms, and each home can be customized to include certain features including, among others, fireplaces, central air conditioning, mini-split climate control, overhead heat ducts, stipple-textured ceilings, decorative wood grain vinyl floors, wood cabinetry and energy conservation elements.

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

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2021 and 2020 we sold 3,635 and 3,814 home sections, including 230 and 151 tiny houses, respectively.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the years ended December 31, 2021 and 2020, we produced, on average, approximately 75 home sections per week, or 62 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We intend to continue seeking greater direct sourcing of materials from original manufacturers. This will allow us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. Pricing and availability of certain raw materials were volatile during 2021 due to a number of factors in the economic environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs.

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

Distribution

As of December 31, 2021, we distribute our manufactured homes primarily across 15 states through a network of 176 independent retail locations, 13 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets. During the years ended December 31, 2021 and 2020, no independent retailer accounted for 10% or more of our manufacturing sales.

Below is a list of the states in which we sold most of our manufactured homes and the approximate percentage of those sales to our total product sales:

	% of 2021	% of 2020
	Total	Total
Location	Net Sales	Net Sales
Texas	50%	46%
Georgia	16%	8%
Louisiana	8%	4%
Alabama	5%	3%
North Carolina	2%	5%
Oklahoma	2%	4%
New Mexico	2%	3%
Florida	2%	2%
South Carolina	2%	2%
Kansas	1%	5%
Michigan	—%	8%

In 2021 and 2020, we also sold homes in Arkansas, Arizona, Colorado, Iowa, Illinois, Indiana, Kentucky, Minnesota, Mississippi, Missouri, Nebraska, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Wisconsin. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet-based marketing assistance. We believe we have the most comprehensive printed catalog of manufactured housing products in the industry.

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our consignment arrangements or financed sales. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third-party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory. The maximum amount of our contingent obligations under such repurchase agreements was approximately $4,908,000 and $140,000 as of December 31, 2021 and 2020, respectively, without reduction for the resale value of the homes.

Approximately 57% of our 2021 product sales were attributable to our independent retail distributors, 13% to our company-owned retail locations and 30% directly to owners of manufactured housing communities. Approximately 39% of our 2020 product sales were attributable to our independent retail distributors, 12% to our company-owned retail locations and 49% to direct sales to owners of manufactured housing communities.

As of December 31, 2021, we operate 13 company-owned retail locations. Our company-owned locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company-owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

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

Our sales and marketing strategy focuses on households with annual incomes of less than $60,000 which includes young families, working class families and persons age 50 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man-camp housing. Additionally, we continue to be well-positioned to react to any increase in demand for affordable, quickly-delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the year ended December 31, 2021, no customer accounted for more than 10% of our net sales. During the year ended December 31, 2020, one customer accounted for 29% of our net sales and no other customer accounted for more than 10% of our net sales.

Financing Solutions for Our Customers

We offer three types of financing solutions:

●	Floor Plan Financing. We consign inventory or provide wholesale financing to our independent retailers.

●	Consumer Financing. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations.
●	Manufactured Housing Community Financing. We provide financing to community owners that buy or lease our products for use in their rental housing communities.

Overview of Consumer and MHP Financing Options as of December 31, 2021

($ in thousands)

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans	or Monthly Fee	Term
Consumer Financing	$129,119	3,334	13.5% average contractual rate	151 months
MHP Community Financing	$103,438	530	7.6% average contractual rate	59 months

We also offer inventory floor plan financing to retailers that takes the form of a consignment arrangement. As of December 31, 2021, we had $12,541,000 of inventory under consignment to our retailers.

Three Types of Financing. Offering financing solutions to our dealers and customers generally improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for loan origination and servicing revenues, which acts as an additional driver of net income for us.

Floor Plan Financing. We provide floor plan or wholesale financing for most of our independent retailers for products we manufacture and for pre-owned products. This wholesale financing is a consignment from us to our independent retailers. The retailers pay their own freight and pay us a monthly fee ranging from 0.5% to 1.4% per month of the wholesale invoice amount of the home. They are also obligated to pay $1,000 toward the invoice amount each year after the consignment with the first $1,000 reduction due one year following consignment. During 2021, we collected $2,000,000 from the independent retailers. Upon sale, the independent retailer is obligated to pay us the invoice amount, less any prepaid reductions, prior to moving the home away from their retail location. If they provide certain documentation to us, we allow them to move the home to their customer’s location and we notify the customer’s lending source to pay us the amount due upon funding of the loan. We have proprietary technology that we install in many consigned homes that gives us the ability to determine if a consigned home has been moved from the retail location without permission. The independent dealer is free to terminate the consignment agreement by giving us 90-days’ advance notice if it is current on all its obligations to us. Our wholesale consignment contracts allow us to defer income recognition until we are paid in full. For the years ended December 31, 2021 and 2020, we recorded consignment sales of $63,496,000 and $43,801,000, respectively. Consignment sales are recorded when a house under one of our consignment agreements is sold to the end consumer.

Certain of our wholesale factory-built housing sales to independent retailers are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which is typically 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under our repurchase agreements (without reduction for the resale value of the homes) as of December 31, 2021 was $4,908,000. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. We carry no reserve for this contingent liability.

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

We provide retail consumer financing to consumers who purchase our full-size manufactured homes and tiny houses and dealer incentive arrangements to encourage independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer 80% of the retailer’s gross margin through these consignment arrangements and we retain 20% of the retail gross margins in the consignment portfolio. We transfer the consigned value of the home to the consignment portfolio as our contribution to the consignment arrangement. The retailer is obligated to remarket any repossessions associated with consignment transactions, and obtain 90% of the outstanding balance on the home at the time of repossession. We charge each dealer in the consignment arrangement fees for servicing the loans and receive a preferred return of 10% to 12% per annum for amounts we invest. Upon payback of our contribution, fees and preferred returns, we split the remaining balance with the independent retailer according to a negotiated formula which is accounted for as the dealer incentive liability. As of December 31, 2021, we owned 3,334 retail consumer loans with an average principal balance of $38,728. Our average remaining term on these loans as of December 31, 2021 was 151 months and the average percentage rate (APR) of interest was 13.5%. Our average loan-to-value (“LTV”) at the time of loan origination, which is based on the gross sales price to the borrower, was 84% for the consumer financing portfolio as of December 31, 2021. We have not financed, and have no current plans to finance, new homes manufactured by our competitors in the ordinary course of our business.

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

Manufactured Housing Community Financing. We provide financing to owners of manufactured housing communities for our products that they buy in order to rent to their residents. These loans generally have a ten-year term and can have a fixed or variable interest rate. Approximately 85% of the these loans have a fixed interest rate ranging from 6.9% to 8.9%. The remaining loans bear interest at the prime rate plus 4%, with a floor and a ceiling. Down payments, delivery expenses and installation expenses are negotiated on a case-by-case basis. As of December 31, 2021 and 2020, loans outstanding from manufactured home communities totaled $102,992,000 and $136,340,000, which comprised 530 and 589 loans, respectively. Our average remaining term on these loans as of December 31, 2021 and 2020 was approximately six years.

We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 5.00% to 12.0%. For the year ended December 31, 2021, we originated loans to owners of manufactured home communities for lot development purposes with a total amount of $34,069,000.

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

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Skyline Champion Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 17 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies. We are the country’s sixth largest producer of manufactured homes. Accordingly, we believe we have a significant opportunity to expand in this industry by effectively growing our market share.

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

Employees

As of December 31, 2021, we had approximately 880 employees. Of our employees, approximately 777 individuals are hourly employees and 103 individuals are salaried employees. Our employees are currently not represented by any collective bargaining unit. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Fort Worth, TX	2005	Owned	96,880
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Leased	388,000
Retail Locations
Acworth, GA	2019	Leased	2,369
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Jennings, LA	2017	Owned	2,432
Minden, LA	2017	Leased	2,369
Mt. Pleasant, TX	2016	Leased	1,792
Sapulpa, OK	2020	Leased	1,960
Greenville, TX	2016	Owned	1,256
Gainesville, TX	2017	Owned	2,240
Oklahoma City, OK	2016	Owned	2,100
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	8,020
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We currently lease our facility in Eatonton, Georgia from the Putnam Development Authority. In December 2016, we entered into a payment in lieu of taxes (“PILOT”) arrangement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT arrangement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements of our Georgia plant (the “Project”). As part of the PILOT arrangement, the Putnam County Development Authority provided us with a credit facility for up to $10 million that can be drawn upon to fund Project improvements and capital expenditures as defined in the credit facility. If funds are drawn, we would pay transaction costs and debt service payments. The credit facility requires interest payments of 6.0% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The credit facility is collateralized by the assets of the Project. As of December 31, 2021, we had not drawn down on this credit facility.

We currently operate 13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 9 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2022 to 2028. Total rent expense for the years ended December 31, 2021 and 2020 was $698,000 and $602,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of June 24, 2022, there were 14 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2021 or 2020. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

On April 17, 2019, pursuant to the repurchase program, we acquired 300,000 shares of our common stock at an average price of $10.20 per share. During the year ended December 31, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. As of December 31, 2021, the approximate dollar value of shares that may yet be purchased under this program is $5,523,000.

ITEM 6.      [RESERVED]

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2021. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2021, we sold 3,635 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2020, we sold 3,814 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 176 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 16% in Georgia, 8% in Louisiana and 5% in Alabama. During 2020, 46% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 8% in Michigan, 5% in Kansas and 5% in North Carolina. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2021, these properties include the following ($’s in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$1,001	$5,401
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	1,970	4,401
Johnson County, Texas	91.5 Acres	July 2019	445	16	461
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	102	1,652
			$11,437	$3,210	$14,647

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at or near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding

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

Impaired loans are those loans where it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged-off when deemed uncollectible. A loan is generally deemed impaired if it is more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. We use certain factors to determine the value of the underlying collateral for impaired loans. These factors are: (1) the length of time the unit was unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts will reduce the value; (4) units located on private property present additional value loss because it tends to be more expensive to remove units from private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location and size, including market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

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

Comparison of Years ended December 31, 2021 and 2020 (in thousands)

	Year ended
	December 31,
	2021	2020	$ change	% change
Net revenue:
Product sales	$165,995	$147,502	$18,493	12.5%
Consumer and MHP loans interest	27,195	25,360	1,835	7.2%
Other	4,317	3,862	455	11.8%
Total net revenue	197,507	176,724	20,783	11.8%
Operating expenses:
Cost of product sales	114,050	109,723	4,327	3.9%
Selling, general administrative expenses	23,306	19,068	4,238	22.2%
Dealer incentive	1,235	336	899	267.6%
Income from operations	58,916	47,597	11,319	23.8%
Other income (expense)
Non‑operating interest income	2,095	915	1,180	129.0%
Miscellaneous, net	503	288	215	74.7%
Gain on settlement, net	—	1,075	(1,075)%
Interest expense	(887)	(1,053)	166	(15.8)%
Total other	1,711	1,225	486	39.7%
Income before income tax expense	60,627	48,822	11,805	24.2%
Income tax expense	(10,756)	(10,827)	71	(0.7)%
Net income	$49,871	$37,995	$11,876	31.3%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $18.5 million, or 12.5%, in 2021 as compared to 2020. This change was driven by higher average sales price partially offset by lower unit volumes.

Net revenue attributable to our factory-built housing consisted of the following in 2021 and 2020:

	Year Ended
	December 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net revenue:
Products sold	$165,995	$147,502	$18,493	12.5%
Total products sold	3,011	3,379	(368)	(10.9)%
Net revenue per product sold	$55.1	$43.7	$11.5	26.3%

In 2021, our net revenue per product sold increased 26.3% because of increases to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, and sales through our company-owned retail stores. These increases were partially offset by declines in sales to manufactured home communities. Sales through our company-owned retail stores and sales to manufactured home communities have higher margins than our direct sales and consignment sales. Other product sales increased $5.6 million, or 115.0% and is primarily due to an increase in direct freight, molding revenue and miscellaneous sales income partially offset by a decrease in parts sales.

Consumer and MHP loans interest income grew $1.8 million, or 7.2%, in 2021 as compared to 2020 and is related to our average increase in outstanding consumer loan portfolio and MHP Note portfolio. Between December 31, 2021 and December 31, 2020 our consumer loan portfolio increased by $13.7 million. Between September 29, 2021 and December 31, 2020 our MHP Note portfolio increased by $19.4 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our MHP borrowers. As a result of this payment, MHP loan interest income is expected to decrease during 2022 as compared to 2021.

Other revenue primarily consists of commercial lease rents, consignment fees and servicer fee revenue. Other revenue increased $0.5 million or 11.8% primarily due to a $0.4 million increase in commercial lease rents and a $0.1 million increase in miscellaneous other revenue, net.

The cost of product sales increased $4.3 million, or 3.9%, in 2021 as compared to 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Selling, general and administrative expenses increased $4.2 million, or 22.2%, in 2021 as compared to 2020. This increase was primarily due to $2.4 million increase in salaries and incentive costs, a $0.3 million increase in rent and facility costs, a $0.3 million increase in consulting and professional fees, a $0.3 million increase in depreciation & amortization expense, a $0.2 million increase in warranty costs, a $1.0 million increase in legal expenses. and a net $0.1 million increase in other miscellaneous costs. These increases were partially offset by a $0.4 million decrease in advertising and promotions.

Dealer incentive expense increased $0.9 million, or 267.6% in 2021 as compared to 2020.

Other income (expense), net increased $0.5 million, or 39.7%, in 2021, as compared to 2020.  This increase was primarily due to an increase of $1.2 million in non-operating interest income, an increase of $0.2 million in miscellaneous income, net, and a decrease of $0.2 million in interest expense. These increases were partially offset by a $1.1 million gain in the second quarter of 2020 due to the settlement of a lawsuit with a previous vendor for the Company.

Income tax expense was $10.8 million for 2021 and 2020. The effective tax rate for the year ended December 31, 2021 was 17.7% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the year ended December 31, 2020 was 22.2% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes net of a federal tax credit for energy efficient construction.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at December 31, 2021, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability

(see Indebtedness – Capital One Revolver, below). As of December 31, 2021, we had approximately $1.0 million in cash and cash equivalents, compared to $0.8 million as of December 31, 2020.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2021	2020

Net cash provided by (used in) operating activities	$60,296	$(1,838)
Net cash used in investing activities	$(31,942)	$(2,718)
Net cash used in financing activities	$(28,080)	$3,600
Net change in cash and cash equivalents	$274	$(956)
Cash and cash equivalents at beginning of period	$768	$1,724
Cash and cash equivalents at end of period	$1,042	$768

Comparison of Cash Flow Activities from 2021 to 2020

Net cash provided by operating activities increased $62.1 million during the year ended December 31, 2021, compared to 2020, primarily as a result of increased MHP principal collections, decreased MHP originations, and increased customer deposits and escrow. The increase in cash used in operating activities was partially offset by increased volume of consumer loan originations net of principal collections, increased inventories, increased accounts receivable and decreased payables.

Net cash used in investing activities of $31.9 million in 2021 was primarily attributable to $ $36.8 million used for loans to third parties for the development of manufactured housing parks and $6.0 million used for the acquisition of property plant and equipment. These were offset by collections of $9.0 million of loans we made to third parties for the development of manufactured housing parks and collections of $1.8 million from our purchased consumer loans.

Net cash used in financing activities of $28.1 million in 2021 was attributable to net payments of $28.2 million on our lines of credit offset by $0.1 million received from the exercise of stock options.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rates in effect as of December 31, 2021 and 2020 were 2.10% and 2.15%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $61,841,000 as of December 31, 2021. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the years ended December 31, 2021 and 2020, interest expense under the Capital One Revolvers was $887,000 and $1,020,000, respectively. The outstanding balance as of December 31, 2021 and 2020 was $8,159,000 and $36,174,000, respectively. We were in compliance with all financial covenants as of December 31, 2021, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

On June 21, 2022, we received a Reservation of Rights notice from Capital One, N.A. The letter stated that the New Revolver was in default. The default condition occurred due to our failure to timely file the 10K and deliver certain financial statements to Capital One, N.A. On July 28, 2022, we executed a forbearance agreement with Capital One, N.A.

Veritex Community Bank Revolver. In April 2016, we entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000,000 (“Revolver 2”). Revolver 2 accrues interest at one-month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. On May 12, 2017, we entered into an agreement to increase the maximum borrowing availability under Revolver 2 to $20,000,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. In April 2020, this note was paid in full and the facility was terminated. The amount of available credit under Revolver 2 was $12,028,000 and the interest rates in effect as of March 31, 2020 was 4.17%. For the year ended December 31, 2020 interest expense was $17,000. The outstanding balance as of March 31, 2020 was $2,001,000. We were in compliance with all financial covenants as of March 31, 2020 including that we maintain a tangible net worth of at least $80,000,000.

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

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which were due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2021, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2021:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Lines of credit	$8,159	—	8,159	—	—
Operating lease obligations	$2,914	632	1,066	831	385

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately

$4,908,000 and $140,000 as of December 31, 2021 and 2020, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2021.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2021 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

ITEM 8.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 410)

Audit Committee, Board of Directors and Shareholders

Legacy Housing Corporation

Bedford, Texas

Opinion on the financial statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (the Company) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (Unites States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Weaver, LLP

We have served as the Company’s auditor since 2021.

Dallas, Texas

August 3, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID: 686)

Audit Committee, Board of Directors and Shareholders

Legacy Housing Corporation

Bedford, Texas

Opinion on the financial statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (the Company) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year then ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BKD, LLP

We served as the Company’s auditor from 2019 to 2021.

Dallas, Texas

March 17, 2021

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,042	$768
Accounts receivable, net	8,614	3,536
Current portion of consumer loans	6,080	5,348
Current portion of notes receivable from mobile home parks (“MHP”)	10,049	12,468
Current portion of other notes receivable	21,070	2,054
Inventories	41,230	27,224
Prepaid expenses and other current assets	4,456	3,234
Total current assets	92,541	54,632
Consumer loans, net	119,543	106,572
Notes receivable from mobile home parks (“MHP”)	92,943	123,872
Other notes receivable, net	20,930	13,050
Inventories, net	2,678	8,656
Other assets	10,516	9,218
Property, plant and equipment, net	27,516	22,616
Total assets	$366,667	$338,616
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,155	$10,197
Accrued liabilities	20,686	14,860
Customer deposits	7,749	3,620
Escrow liability	9,350	7,729
Total current liabilities	41,940	36,406
Long‑term liabilities:
Lines of credit	7,993	36,174
Deferred income taxes, net	3,004	1,971
Accrued liabilities, net of current portion	—	630
Dealer incentive liability	4,336	4,242
Total liabilities	57,273	79,423
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,654,621 and 24,639,125 issued and 24,209,556 and 24,194,060 outstanding at December 31, 2021 and December 31, 2020, respectively	25	25
Treasury stock at cost, 445,065 shares at December 31, 2021 and December 31, 2020	(4,477)	(4,477)
Additional paid-in-capital	175,623	175,293
Retained earnings	138,223	88,352
Total stockholders' equity	309,394	259,193
Total liabilities and stockholders' equity	$366,667	$338,616

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Operations (in thousands, except share and per share data)

	Year ended December 31,
	2021	2020
Net revenue:
Product sales	$165,995	$147,502
Consumer and MHP loans interest	27,195	25,360
Other	4,317	3,862
Total net revenue	197,507	176,724
Operating expenses:
Cost of product sales	114,050	109,723
Selling, general and administrative expenses	23,306	19,068
Dealer incentive	1,235	336
Income from operations	58,916	47,597
Other income (expense):
Non‑operating interest income	2,095	915
Miscellaneous, net	503	288
Gain on settlement, net	—	1,075
Interest expense	(887)	(1,053)
Total other	1,711	1,225
Income before income tax expense	60,627	48,822
Income tax expense	(10,756)	(10,827)
Net income	$49,871	$37,995
Weighted average shares outstanding:
Basic	24,204,437	24,226,128
Diluted	24,275,989	24,236,395
Net income per share:
Basic	$2.06	$1.57
Diluted	$2.05	$1.57

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2019	24,620,079	$25	$(3,060)	$175,067	$50,357	$222,389
Share based compensation expense and stock units vested	19,046	—	—	226	—	226
Purchase of treasury stock	—	—	(1,417)	—	—	(1,417)
Net income	—	—	—	—	37,995	37,995
Balances, December 31, 2020	24,639,125	25	(4,477)	175,293	88,352	259,193
Share based compensation expense and stock units vested	15,496	—	—	230	—	230
Proceeds from exercise of stock options	—	—	—	100	—	100
Net income	—	—	—	—	49,871	49,871
Balances, December 31, 2021	24,654,621	25	(4,477)	175,623	138,223	309,394

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2021	2020
Operating activities:
Net income	$49,871	$37,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,587	1,212
Amortization of debt discount and issuance costs	814	(637)
Provision for accounts receivable	246	97
Provision for long term inventory	(188)	620
Sale of leased property	(98)	—
Provision for loan loss—consumer loans	725	819
Deferred income taxes	1,033	205
Share based payment expense	230	226
Gain on sale of land	—	(66)
Changes in operating assets and liabilities:
Accounts receivable	(5,325)	(1,481)
Consumer loans originations	(25,998)	(19,247)
Consumer loans principal collections	10,473	11,196
Notes receivable MHP originations	(46,230)	(68,349)
Notes receivable MHP principal collections	78,957	23,529
Inventories	(7,840)	2,658
Prepaid expenses and other current assets	(1,221)	1,918
Other assets	(1,739)	(5,205)
Accounts payable	(6,042)	5,027
Accrued liabilities	4,589	6,682
Customer deposits	4,737	2,053
Escrow liability	1,621	199
Dealer incentive liability	94	(1,289)
Net cash provided by (used in) operating activities	60,296	(1,838)
Investing activities:
Purchases of property, plant and equipment	(5,952)	(2,845)
Proceeds from sale of land	—	30
Issuance of notes receivable	(36,806)	(5,082)
Notes receivable collections	9,026	4,358
Purchases of loans	—	(487)
Collections from purchased loans	1,790	1,308
Net cash used in investing activities	(31,942)	(2,718)
Financing activities:
Proceeds from exercise of stock options	100	—
Treasury stock purchase	—	(1,417)
Proceeds from issuance of note payable	—	6,546
Principal payments on note payable	—	(6,546)
Proceeds from lines of credit	96,088	67,698
Payments on lines of credit	(124,268)	(62,681)
Net cash provided by (used in) financing activities	(28,080)	3,600
Net increase (decrease) in cash and cash equivalents	274	(956)
Cash and cash equivalents at beginning of period	768	1,724
Cash and cash equivalents at end of period	$1,042	$768

	Year ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$873	$985
Cash paid for taxes	$8,195	$6,728
Supplemental disclosure of non‑cash transactions:
Note receivable received in exchange of asset	$—	$290

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2021, the Company had one bank account that exceeded the FDIC limit by an aggregate amount of $490.

Accounts Receivable

Included in accounts receivable are receivables from direct sales of mobile homes and sales of parts and supplies to customers, consignment fees and interest receivables.

Accounts receivables are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2021 and 2020, the allowance for doubtful accounts totaled $343 and $97, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.5% as of December 31, 2021 and 13.8% as of December 31, 2020. Consumer loans receivable have maturities that range from 2 to 30 years.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,350 and $7,729 as of December 31, 2021 and 2020, respectively, and are included in escrow liability in the balance sheets.

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

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2021 and 2020, total principal outstanding for consumer loans on nonaccrual status was $1,239 and $1,603, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

Repossessed homes totaled $517 and $1,395 as of December 31, 2021 and 2020, respectively, and are included in other assets in the balance sheets.

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $83,000 of the Notes have a fixed interest rate ranging from 6.9% to 8.9%. The remaining Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.6% and 7.7% as of December 31, 2021 and 2020, respectively with maturities that range from 1 to 19 years. The collateral underlying the Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

As of December 31, 2021, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 10.4% and 30.1% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2020, the Company had concentrations of MHP Notes with one independent third-party and its affiliates that equaled 52.9% of the principal balance outstanding, all of which was secured by the mobile homes.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as December 31, 2021 and 2020 and no charge offs were recorded for MHP Notes for the years ended December 31, 2021 and 2020, respectively. Allowance for loan loss is considered immaterial and accordingly no provision is recorded against the MHP Notes as of December 31, 2021 and 2020.

There were no impaired MHP Notes for the years ended December 31, 2021 and 2020, respectively, and there were no repossessed homes balances as of December 31, 2021 and 2020, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 5.00% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. As of December 31, 2021 and 2020, the allowance for loan losses on other notes was $74 and $75, respectively. There were no past due balances for other notes as of December 31, 2021 and 2020, respectively, and there were no impaired balances for other notes as of December 31, 2021 and 2020, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2021 and 2020, the Company recorded an insignificant amount of inventory write-down.

The Company evaluates inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The Company classifies its inventory not expected to be sold in one year as non-current. As of December 31, 2021 and 2020, non-current inventory was $2,678 and $8,656, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying asset or its determinable fair value. No impairment for long-lived assets was recorded for the years ended December 31, 2021 and 2020.

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

A dealer incentive liability is recorded in the Company’s balance sheet based on total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2021 and 2020, the dealer incentive liability was $4,336 and $4,242, respectively. Dealer incentive expense for the years ended December 31, 2021 and 2020 totaled $1,235 and $336, respectively, and is included in the Company’s statements of operations.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

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

A tabular presentation of the activity within the warranty liability account for the years ended December 31, 2021 and 2020 is presented below:

	2021	2020
Warranty liability, beginning of period	$2,594	$3,078
Product warranty accrued	2,152	1,834
Warranty costs incurred	(1,870)	(2,318)
Warranty liability, end of period	$2,876	$2,594

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $367 and $1,193, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of December 31, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable and part of the MHP Notes have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the other notes based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $125,600 compared to the book value of $125,623 as of December 31, 2021, and a fair value of approximately $115,000 compared to the book value of $111,920 as of December 31, 2020. The Company determined that the fair value of the fixed rate MHP Notes was approximately $83,000 compared to the book value of $83,773 as of December 31, 2021, and a fair value of approximately $108,000 compared to the book value of $109,806 as of December 31, 2020. The Company determined that the fair value of the fixed rate other notes was approximately $38,500 compared to the book value of $38,886 as of December 31, 2021, and a fair value of approximately $15,000 compared to the book value of $15,104 as of December 31, 2020. This is a Level III valuation technique.

Revenue Recognition

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

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

For the years ended December 31, 2021 and 2020, sales to an independent third-party and its affiliates accounted for $9,165 or 5.5% and $41,263 or 28.7% of our product sales, respectively.

For the years ended December 31, 2021 and 2020, total cost of product sales included $11,303 and $24,165 of costs, mainly relating to up front dealer commission and reimbursed dealer expenses for consignment sales and certain other similar costs incurred for retail store and commercial sales.

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

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2021 and 2020:

	2021	2020
Product sales:
Direct sales	$25,173	$11,203
Commercial sales	46,835	70,186
Consignment sales	63,496	43,801
Retail store sales	20,011	17,436
Other (1)	10,480	4,876
Total product sales	165,995	147,502
Consumer and MHP loans interest:
Interest - consumer installment notes	16,658	15,979
Interest - MHP notes	10,537	9,381
Total consumer and MHP loans interest	27,195	25,360
Other	4,317	3,862
Total net revenue	$197,507	$176,724
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2021 and 2020.

Other Income, Net

Other income primarily consists of interest related to other notes receivable balances and interest income earned on cash balances, reduced by interest expenses.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statement of operations. Shipping and handling costs for the years ended December 31, 2021 and 2020 were $1,981 and $706, respectively.

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

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions which was performed for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2021, which includes the tax years 2018, 2019 and 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2021, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 10.4% and 30.1% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2020, the Company had concentrations of MHP Notes with one independent third-party and its affiliates that equaled 52.9% of the principal balance outstanding, all of which was secured by the mobile homes.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

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

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2021 and 2020:

	2021	2020
Consumer loans receivable	$129,119	$115,639
Loan discount and deferred financing fees	(2,612)	(2,814)
Allowance for loan losses	(884)	(905)
Consumer loans receivable, net	$125,623	$111,920

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2021 and 2020:

	2021	2020
Allowance for loan losses, beginning of period	$905	$913
Provision for loan losses	725	819
Charge offs	(746)	(827)
Allowance for loan losses	$884	$905

The impaired and general reserve for allowance for loan losses at December 31, 2021 and 2020:

	2021	2020
Total consumer loans	$129,119	$115,639
Allowance for loan losses	$884	$905
Impaired loans individually evaluated for impairment	$1,239	$1,603
Specific reserve against impaired loans	$533	$558
Other loans collectively evaluated for allowance	$127,880	$114,036
General allowance for loan losses	$351	$347

A detailed aging of consumer loans receivable that are past due as of December 31, 2021 and 2020 were as follows:

	2021	%	2020	%
Total consumer loans receivable	$129,119	100.0	$115,639	100.0
Past due consumer loans:
31 - 60 days past due	$594	0.5	$954	0.8
61 - 90 days past due	407	0.3	221	0.2
91 - 120 days past due	114	0.1	141	0.1
Greater than 120 days past due	967	0.7	1,261	1.1
Total past due	$2,082	1.6	$2,577	2.2

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of December 31, 2021 and 2020, the MHP Note balance is presented net of unamortized finance fees of $445 and $183, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of December 31, 2021 and 2020, respectively, and no charge offs were recorded for MHP Notes during the for the years ended December 31, 2021 and 2020, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of December 31, 2021 and 2020.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

5. Other Notes Receivable

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2021 and 2020:

	2021	2020
Outstanding principal balance	$42,074	$15,179
Allowance for loan losses	(74)	(75)
Total	$42,000	$15,104

6. INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020:

	2021	2020
Raw materials	$15,431	$12,713
Work in progress	714	412
Finished goods (1)	28,195	23,375
Allowance for obsolescence	(432)	(620)
Total	$43,908	$35,880

(1) Finished goods includes $2,678 and $8,656 as of December 31, 2021 and 2020, respectively, held for more than twelve months and classified as long-term.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020
Land	$14,949	$12,968
Buildings and leasehold improvements	13,722	10,700
Vehicles	1,682	1,664
Machinery and equipment	5,058	4,127
Furniture and fixtures	298	298
Total	35,709	29,757
Less accumulated depreciation	(8,193)	(7,141)
Total property, plant and equipment	$27,516	$22,616

Depreciation expense was $1,145 with $450 included as a component of cost of product sales for the year ended December 31, 2021 and $1,013 with $409 included as a component of cost of product sales for the year ended December 31, 2020.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

8. OTHER ASSETS

Other assets consisted of the following at December 31, 2021 and 2020:

	2021	2020
Leased property, net of accumulated depreciation	$9,419	$7,218
Prepaid rent	248	274
Other	332	331
Repossessed homes	517	1,395
Total	$10,516	$9,218

Depreciation expense for leased property was $442 and $199 for the years ended December 31, 2021 and 2020, respectively.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2021 and 2020:

	2021	2020
Warranty reserve	$2,876	$2,594
Litigation reserve	2,764	899
Payroll	1,685	2,428
Portfolio taxes and title	2,467	2,060
Property tax	546	401
Dealer rebates	1,160	215
Sales tax	310	683
Federal and state income taxes	7,445	5,603
Other	1,433	607
Total accrued liabilities	$20,686	$15,490
Accrued liabilities, non-current	—	630
Accrued liabilities, current	$20,686	$14,860

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rates in effect as of December 31, 2021 and 2020 were 2.10% and 2.15%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

receivable and the consumer loans receivable and MHP Notes. The amount of available credit under the New Revolver was $61,841 as of December 31, 2021. In connection with the New Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the years ended December 31, 2021 and 2020, interest expense under the Capital One Revolvers was $887 and $1,020, respectively. The outstanding balance as of December 31, 2021 and 2020 was $8,159 and $36,174, respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2021, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less. As of December 31, 2021, the Company was not in compliance with certain non-financial covenants and obtained a waiver from Capital One.

Revolver 2

In April 2016, the Company entered into an agreement with Veritex Community Bank to secure an additional revolving line of credit of $15,000 (“Revolver 2”). Revolver 2 accrues interest at one-month LIBOR plus 2.50% and all unpaid principal and interest is due at maturity on April 4, 2021. Revolver 2 is secured by all finished goods inventory excluding repossessed homes. Amounts available under Revolver 2 are subject to a formula based on eligible inventory. On May 12, 2017, the Company entered into an agreement to increase the line of credit to $20,000. On October 15, 2018, Revolver 2 was amended to extend the maturity date from April 4, 2019 to April 4, 2021. In April 2020, this note was paid in full and the facility was terminated. The amount of available credit under Revolver 2 was $12,028 at March 31, 2020 and the interest rate in effect as of March 31, 2020 was 4.17%. The Company was in compliance with all required covenants as of March 31, 2020. For the year ended December 31, 2020 interest expense was $17. The outstanding balance as of March 31, 2020 was $2,001. The Company was in compliance with the other financial covenants that it maintain a tangible net worth of at least $80,000 when the facility was terminated.

PPP Loan

On April 10, 2020, the Company entered into a loan with Peoples Bank as the lender in an aggregate principal amount of $6,546 (the “Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The Loan was evidenced by a promissory note (the “Note”) dated April 10, 2020 and had a maturity date of April 10, 2022. The Note had an interest rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing on November 10, 2020 and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 1, 2020, this loan was paid in full.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000 which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transactions costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of December 31, 2021, the Company had not drawn on this credit facility.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

11. INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Current:
Federal	$8,443	$8,885
State	1,280	1,737
Total current income tax provision	9,723	10,622
Deferred:
Federal	934	189
State	99	16
Total deferred income tax provision	1,033	205
Provision for income taxes	$10,756	$10,827

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.9	2.8
Energy efficiency credit	(5.2)	(2.3)
Other	-	0.7
Effective tax rate	17.7%	22.2%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$486	$599
Reserve accounts	636	134
State taxes	44	263
Payroll taxes	157	297
Uniform capitalization	58	45
Total deferred tax assets	1,381	1,338
Deferred tax liabilities:
Installment sale revenue	(853)	(1,006)
Depreciation	(2,998)	(1,740)
Accrued interest receivable	(518)	(526)
Other	(16)	(37)
Total deferred tax liabilities	(4,385)	(3,309)
Net deferred tax liabilities	$(3,004)	$(1,971)

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

12. SHARE BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2021, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

In December 2020, the Company granted 2,022 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on December 2, 2020 and had a grant date fair value of $30. The shares became fully vested on October 4, 2021.

In November 2021, the Company granted 1,202 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on November 30, 2021 and had a grant date fair value of $30. The shares become fully vested on October 24, 2022.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2021	45	$13.68
Granted	1	$24.99
Vested	(11)	$13.86
Nonvested, December 31, 2021	35	$14.01

As of December 31, 2021, approximately 35,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at December 31, 2021 was $390 and is expected to be recognized over 2.95 years.

In February 2019, the Company granted 58,694 incentive stock options to a member of senior management at an exercise price of $13.63 per share. The options vest at a rate of 12.5% annually, beginning on February 7, 2019, and

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

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

In September 2021, the Company granted 55,490 incentive stock options to a member of management at an exercise price of $18.02 per share. The options vest at a rate of 10.0% annually, beginning on September 23, 2022, and becoming fully vested on September 23, 2031. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 1.41%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 7.8 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021, nonvested	35	$14.44	$8.67	9.61
Granted	55	$18.02	$14.07	9.73
Exercised	(7)	$14.44	$8.67	—
Outstanding, December 31, 2021, nonvested	83	$16.83	$12.27	9.36	$802
Exercisable, December 31, 2021	—	$—	$—	—	$—

As of December 31, 2021, approximately 83,000 options remain nonvested. Unrecognized compensation expense related to these options at December 31, 2021 was $976 and is expected to be recognized over 9.36 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At December 31, 2021 and 2020, the Company accrued a $373 and $110 liability for incurred but not reported claims, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $4,908 and $140 at December 31, 2021 and 2020, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2021 or 2020.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $698 and $602 for the years ended December 31, 2021 and 2020, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property is included in other revenue in the Company’s statements of operations and was approximately $394 and $343 for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease commitments under all non-cancelable operating leases for each of the next five years at December 31, 2021, are as follows:

2022	$632
2023	583
2024	483
2025	447
2026	384
Thereafter	385
Total	$2,914

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company's reasonable estimate of this liability is a range between $2,613 and $5,038 and has included legal reserves of $2,764 and $899 as of December 31, 2021 and 2020, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

14. DERIVATIVES

On February 2, 2012, the Company entered into a master interest rate swap agreement. The Company elected not to designate the interest rate swap agreements as cash flow hedges and, therefore, gains or losses on the agreements as well as the other offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in current earnings. ASC 815-10, Derivatives and Hedging, requires derivative instruments to be measured at fair value and recorded in the statements of financial position as either assets or liabilities. The Company entered into interest rate swap agreement with Capital One Bank on June 12, 2017 to fix the variable rate portion for $8,000 of the line of credit. This

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

interest rate swap agreement matured on May 11, 2020. Included in the statements of operations for the years ended December 31, 2020 is a loss of $15 which was the result of the changes in the fair values of the interest rate swap agreement.

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

	Year ended
	December 31,
	2021	2020
Numerator:
Net income (in 000's)	$49,871	$37,995
Denominator:
Basic weighted-average common shares outstanding	24,204,437	24,226,128
Effect of dilutive securities:
Restricted stock grants	12,846	—
Stock options	58,706	10,267
Diluted weighted-average common shares outstanding	24,275,989	24,236,395
Earnings per share attributable to Legacy Housing Corporation
Basic	$2.06	$1.57
Diluted	$2.05	$1.57

The diluted earnings per share calculation excludes zero and 35,935 potential shares related to stock grants and stock options for the years ended December 31, 2021 and 2020, respectively, because the effect of including these potential shares would be antidilutive.

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $1 and $1 as of December 31, 2021 and 2020, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $49 and $61 as of December  31, 2021 and 2020, respectively. Home sales to Bell Mobile Homes were $3,724 and $2,631 for the years ended December 31, 2021 and 2020, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $2,825 and $1,786 as of December 31, 2021 and 2020, respectively. There were no accounts receivable balances or accounts payable balances due from/to Shipley Bros. as of December 31, 2021 and 2020, respectively.

17. SUBSEQUENT EVENTS

On January 5, 2022, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Curtis D. Hodgson, Executive Chairman of the Company. The Employment Agreement provides for a term that commences on January 1, 2022 and expires on June 16, 2024, unless earlier terminated (the “Employment Period”). Pursuant to the Employment Agreement, Mr. Hodgson will continue to serve in his current

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

(Dollars in thousands, except per share amounts)

position with the Company, as set forth above, and will have duties, responsibilities, and authority that are customary to such position.

The Employment Agreement provides for Mr. Hodgson to receive a base salary of $200,000 per year and a signing bonus of 150,000 shares of restricted stock, which shall be vested upon grant. Mr. Hodgson is also eligible for an annual incentive bonus and equity awards. The annual inventive bonus will be determined by the Board but will not exceed 100% of Mr. Hodgson’s base salary. An equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $36 per share. An additional equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $48 per share.

On May 30, 2022, the Company submitted to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) regarding the Company’s failure to file timely Form 10-K for the period ending December 31, 2021 and Form 10-Q for the period ending on March 31, 2022. On June 9, 2022, the Company received a response from Nasdaq informing the Company that Nasdaq granted an exception to the filing requirements set forth in the Rule that allows the Company to file these reports and any other required filings as required by the Rule on or before September 27, 2022.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. The letter stated that the Company’s New Revolver was in default. The default condition occurred due to the Company’s failure to timely file the 10K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, the Company executed a forbearance agreement with Capital One, N.A.

In connection with the preparation of these financial statements, an evaluation of subsequent events was performed through the date of filing. The Company recently updated its management of escrow collections. Historically, escrow collections were deposited in an unsegregated deposit account subject to the Company's credit agreement with Capital One, N.A. On June 28, 2022, the Company segregated escrow collections by purchasing an $8.5M certificate of deposit that is not subject to the credit agreement. The certificate of deposit principal amount will be adjusted periodically. The Company will continue to hold escrow collections separately from its other operating funds where required by law..

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on March 17, 2021, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2020. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses in internal control over financial reporting have not been fully remediated as of December 31, 2021.

The material weaknesses in financial reporting as of December 31, 2021 are summarized as follows:

●	We determined that we did not have sufficient accounting systems and procedures in place, particularly in the areas of revenue recognition; processing of accounts payable; prepaid expenses; and inventory costing and management.
●	We determined that we did not have sufficient systems and processes to support timely preparation of financial statements for compliance with U.S. GAAP and SEC.
●	We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.
●	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

Remediation Efforts to Address Previously-Identified Material Weaknesses

In connection with these material weaknesses, we are in the process of taking remediation action, including the evaluation and implementation of appropriate processes and procedures with respect to key areas, including inventory costing and revenue recognition. We are also in the process of implementing remediation measures, including designing internal controls over financial reporting, defining user access rights and journal entry processes and approvals, and implementing more robust financial reporting databases and systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

Restatement of Previously Issued Condensed Financial Statements (unaudited)

The Company has restated these financial statements to correct; (i) an overstatement of costs errantly assigned to accounts payable for inventory received but not invoiced for the period ended March 31, 2021 and for the period ended June 30, 2021, (ii) an understatement of costs errantly assigned to accounts payable for inventory received but not invoiced for the period ended September 30, 2021, (iii) an overstatement of prepaid inventory and an understatement of cost of product sales and property, plant & equipment for the period ended September 30, 2021, (iv) an overstatement in finished goods inventory and an understatement of cost of product sales for the period ending September 30, 2021, (v) a reclassification between prepaid expenses and other current assets and other assets for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021, (vi) a reclassification between prepaid expenses and other current assets and lines of credit for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021, (vii) change in accrued liabilities and income tax expense for the period ended March 31, 2021, for the period ended June 30, 2021 and for the period ended September 30, 2021.

The decision to restate the Company’s financial statements previously reported on its Quarterly Report on Form 10-Q for the first quarter of 2021, its Quarterly Report on Form 10-Q for the second quarter of 2021, and its Quarterly Report on Form 10-Q for the third quarter of 2021 was approved by, and with the continuing oversight of, the Company’s Audit Committee.

The effects of the restatement on the line items within the Company’s condensed balance sheet as of March 31, 2021, as of June 30, 2021 and as of September 30, 2021 are as follows:

	March 31, 2021			June 30, 2021			September 30, 2021
	As			As			As
	Originally		As	Originally		As	Originally		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current assets:
Inventories	$31,915	$—	$31,915	$39,702	$—	$39,702	$36,951	$(257)	$36,694
Prepaid expenses and other current assets	$3,649	$(553)	$3,096	$3,860	$(535)	$3,325	$5,805	$(2,286)	$3,519
Total current assets:	$60,847	$(553)	$60,294	$69,731	$(535)	$69,196	$83,437	$(2,543)	$80,894
Other assets	$8,794	$332	$9,126	$9,533	$332	$9,865	$10,862	$332	$11,194
Propert, plant and equipment, net	$24,070	$—	$24,070	$24,422	$—	$24,422	$26,428	$47	$26,475
Total assets:	$356,918	$(221)	$356,697	$373,794	$(203)	$373,591	$348,989	$(2,164)	$346,825
Current liabilities:
Accounts payable	$9,422	$(2,023)	$7,399	$8,193	$(2,288)	$5,905	$6,170	$(1,983)	$4,187
Accrued liabilities	$13,677	$346	$14,023	$14,701	$390	$15,091	$17,073	$(24)	$17,049
Total current liabilities:	$36,264	$(1,677)	$34,587	$37,376	$(1,898)	$35,478	$38,937	$(2,007)	$36,930
Long-term liabilities:
Lines of credit	$45,347	$(221)	$45,126	$49,675	$(203)	$49,472	$8,281	$(185)	$8,096
Total liabilities:	$88,657	$(1,898)	$86,759	$93,042	$(2,101)	$90,941	$53,349	$(2,192)	$51,157
Stockholders' equity:
Retained earnings	$97,376	$1,677	$99,053	$109,803	$1,898	$111,701	$124,536	$28	$124,564
Total stockholders' equity	$268,261	$1,677	$269,938	$280,752	$1,898	$282,650	$295,640	$28	$295,668
Total liabilities and stockholders' equity	$356,918	$(221)	$356,697	$373,794	$(203)	$373,591	$348,989	$(2,164)	$346,825

The effects of the restatement on the line items within the Company’s condensed statement of operations for the three months ended March 31, 2021, for the three months ended June 30, 2021 and for the three months ended September 30, 2021 are as follows:

	Three Months Ended March 31, 2021			Three Months Ended June 30, 2021			Three Months Ended September 30, 2021
	As			As			As
	Originally		As	Originally		As	Originally		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$24,024	$(2,023)	$22,001	$28,608	$(265)	$28,343	$33,392	$2,284	$35,676
Income from operations	$10,660	$2,023	$12,683	$14,702	$265	$14,967	$17,612	$(2,284)	$15,328
Income before income tax expense	$10,886	$2,023	$12,909	$14,882	$265	$15,147	$17,998	$(2,284)	$15,714
Income tax expense	$(1,862)	$(346)	$(2,208)	$(2,454)	$(44)	$(2,498)	$(3,265)	$544	$(2,721)
Net income	$9,024	$1,677	$10,701	$12,428	$221	$12,649	$14,733	$(1,740)	$12,993
Net income per share:
Basic	$0.37	$0.07	$0.44	$0.51	$0.01	$0.52	$0.61	$(0.07)	$0.54
Diluted	$0.37	$0.07	$0.44	$0.51	$0.01	$0.52	$0.61	$(0.07)	$0.54

The effects of the restatement on the line items within the Company’s condensed statement of operations for the six months ended June 30, 2021 and for the nine months ended September 30, 2021 are as follows:

	Six Months Ended June 30, 2021			Nine Months Ended September 30, 2021
	As			As
	Originally		As	Originally		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$52,632	$(2,288)	$50,344	$86,024	$(4)	$86,020
Income from operations	$25,362	$2,288	$27,650	$42,972	$4	$42,976
Income before income tax expense	$25,768	$2,288	$28,056	$43,764	$4	$43,768
Income tax expense	$(4,317)	$(390)	$(4,707)	$(7,581)	$154	$(7,427)
Net income	$21,451	$1,898	$23,349	$36,183	$158	$36,341
Net income per share:
Basic	$0.89	$0.07	$0.96	$1.50	$—	$1.50
Diluted	$0.89	$0.07	$0.96	$1.49	$0.01	$1.50

The effects of the restatement on the line items within the condensed statement of cash flows for the three months ended March 31, 2021, for the six months ended June 30, 2021 and for the nine months ended September 30, 2021 are as follows:

	Three months March 31, 2021			Six months June 30, 2021			Nine months September 30, 2021
	As Originally		As	As Originally		As	As Originally		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating activities:
Net income	$9,024	$1,677	$10,701	$21,451	$1,898	$23,349	$36,183	$158	$36,341
Inventories	$(3,502)	$—	$(3,502)	$(8,864)	$—	$(8,864)	$(4,595)	$257	$(4,338)
Prepaid expenses and other current assets	$(433)	$553	$120	$(893)	$535	$(358)	$(2,571)	$2,286	$(285)
Other assets	$(5)	$(332)	$(337)	$(876)	$(332)	$(1,208)	$(2,352)	$(332)	$(2,684)
Accounts payable	$(775)	$(2,023)	$(2,798)	$(2,004)	$(2,288)	$(4,292)	$(4,027)	$(1,983)	$(6,010)
Accrued liabilities	$(1,183)	$346	$(837)	$(792)	$390	$(402)	$1,583	$(154)	$1,429
Net cash provided by (used in) operating activities	$(1,692)	$221	$(1,471)	$(4,978)	$203	$(4,775)	$50,226	$232	$50,458
Investing activities:
Purchases of property, plant and equipment	$(1,717)	$—	$(1,717)	$(2,330)	$—	$(2,330)	$(4,596)	$(47)	$(4,643)
Net cash used in investing activities	$(6,127)	$—	$(6,127)	$(8,482)	$—	$(8,482)	$(22,348)	$(47)	$(22,395)
Financing activities:
Payments on lines of credit	$(13,208)	$(221)	$(13,429)	$(32,608)	$(203)	$(32,811)	$(103,165)	$(185)	$(103,350)
Net cash provided by (used in) financing activities	$9,459	$(221)	$9,238	$13,501	$(203)	$13,298	$(27,793)	$(185)	$(27,978)

Restated Results of Operations

Comparison of Three Months ended March 31, 2021 and 2020

The cost of product sales increased $0.1 million, or 0.6%, during the three months ended March 31, 2021 as compared to the same period in 2020.

Income tax expense during the three months ended March 31, 2021 was $2.2 million compared to $2.6 million for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 17.1% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2020 was 22.3% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Three Months ended June 30, 2021 and 2020

The cost of product sales decreased $0.3 million, or 1.2%, during the three months ended June 30, 2021 as compared to the same period in 2020.

Income tax expense during the three months ended June 30, 2021 was $2.5 million compared to $3.0 million for the same period in 2020. The effective tax rate for the three months ended June 30, 2021 was 16.5% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended June 30, 2020 was 23.1% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Six Months ended June 30, 2021 and 2020

The cost of product sales decreased $0.2 million, or 0.4%, during the six months ended June 30, 2021 as compared to the same period in 2020.

Income tax expense during the six months ended June 30, 2021 was $4.7 million compared to $5.6 million for the same period in 2020. The effective tax rate for the six months ended June 30, 2021 was 16.7% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2020 was 22.7% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Three Months ended September 30, 2021 and 2020

The cost of product sales increased $7.8 million, or 28.2%, during the three months ended September 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Income tax expense during the three months ended September 30, 2021 was $2.7 million compared to $2.5 million for the same period in 2020. The effective tax rate for the three months ended September 30, 2021 was 17.3% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended September 30, 2020 was 22.7% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes.

Comparison of Nine Months ended September 30, 2021 and 2020

The cost of product sales increased $7.6 million, or 9.7%, during the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in costs is primarily related to increases in the cost of materials and labor in 2021 and was materially passed along to our end-customer.

Income tax expense during the nine months ended September 30, 2021 was $7.4 million compared to $8.1 million for the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 was 17.0% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2020 was 22.7% and primarily differs from the federal statutory rate of 21% primarily due to state income taxes.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	68	Executive Chairman of the Board
Kenneth E. Shipley	62	Founder, Executive Vice President and Director
R. Duncan Bates	34	President and Chief Executive Officer
Ronald C. Arrington	60	Chief Financial Officer
Jeffrey V. Burt	61	Chief Accounting Officer
Non‑Employee Directors
Francisco J. Coll	37	Director
Joseph P. Lane	55	Director
Jeffrey K. Stouder	50	Director

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

Kenneth E. Shipley co-founded our company in 2005 with Curtis D. Hodgson. Mr. Shipley was our Co-Chief Executive Officer from January 2018 and, from February 2019 to June 2022, has served as our President and sole Chief Executive Officer. Effective in June 2022, Mr. Shipley became the Execitive Vice President of the Company. He has been a member of our board of directors since January 2018, when our company converted to a corporation and prior to that, Mr. Shipley, together with Mr. Hodgson, served as a general partner of the company’s predecessor, Legacy Housing, Ltd. Mr. Shipley has more than 30 years of experience in the manufactured home industry. Since 1981, he has also owned and operated Bell Mobile Homes and Shipley Bros. in Lubbock, Texas, a manufactured home retailer.

Mr. Shipley is the co-founder, Executive Vice President and one of our largest stockholders and he was selected to serve on our board of directors due to his decades of experience and knowledge of our industry, his leadership and substantial sales and distribution experience with dealers and customers in the industry. His service as a director and the Executive Vice creates a critical link between management and the board.

Duncan Bates joined our company in June 2022 and serves as President and Chief Executive Officer. Mr. Bates most recently served as Senior Vice President, Mergers & Acquisitions of Arcosa Inc., a publicly traded infrastructure products company since August 2018. Under his leadership, Arcosa executed 16 acquisitions and 2 divestitures in a three and ½ year period to reposition its portfolio around growth-oriented, high-margin products. Previously, he served as a Vice President in the Industrials Investment Banking Group at Stephens Inc. from June 2015 to August 2018. From February 2012 to June 2015, he worked in the Energy Investment Banking Group at Seaport Global Securities, LLC. Mr. Bates began his career in New York at Willis Re Inc. in July 2010. Mr. Bates received his B.S. Management degree with a double major in Finance and Legal Studies from Tulane University.

Mr. Bates resigned from the Company’s Board upon his appointment as the President and Chief Executive Officer.

Ronald Arrington joined our company in May 2022 and serves as Chief Financial Officer. In this capacity, he oversees the financial actions of the Company, as well as oversight of the accounting systems, policies and financial reporting of the Company. Mr. Arrington, in a career spanning more than thirty years, has served as chief financial officer, as well as finance vice president and corporate controller for construction, retail and restaurant franchisee companies, including most recently serving as the Controller for XIT Paving and Construction. He brings extensive experience in operational finance, financial management systems, operational restructuring, and process improvement. Mr. Arrington earned his Bachelor of Business Administration from the University of Texas at Arlington and is a Certified Public Accountant.

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

Mr. Stouder brings over 25 years of experience in accounting, finance, audit, corporate governance, mergers, and investor relations. His expertise in these areas make him well qualified as a member of the Board.

Joseph P. Lane was appointed to our board of directors on December 7, 2021 to fill the vacancy in the Board created by the resignation of Stephen Crawford. Mr. Lane is currently Co-Founder, Chairman, and Chief Executive Officer at Bingie, Inc., a technology and entertainment company offering movie and television content across all streaming platforms. Prior to Mr. Lane’s current role, he served as Co-Founder, Chairman, and Chief Executive Officer of Growth Hackers, LLC, an advertising technology company, and he served as Founder, Chairman, and Chief Executive Officer of The Service Vault, LLC, a software company. Prior to his roles with Growth Hackers LLC and The Service Vault, LLC, Mr. Lane founded Lane Custom Homes, LP, a full-service real estate development and homebuilding company and he served as a Principal in JP Lane Investments, structuring partnerships that purchased, owned, and sold single family developments and home sites. Mr. Lane holds a BA in History from the University of Pennsylvania.

Mr. Lane has extensive experience and knowledge of real estate development, homebuilding industry, entertainment technology and the software industry, and this expertise is highly beneficial to our company.

Francisco J. Coll was appointed to our board of directors on June 7, 2022 to fill the vacancy in the Board created by the resignation of Duncan Bates. Mr. Coll has served as the President of Universal Air Conditioner, Inc., a wholesale distributor of aftermarket auto parts since March 2015. Previously, he was the US Head of Sales for BTG Pactual, a Brazilian investment bank and asset manager that operates throughout Latin America, from March 2011 until March 2015. Mr. Coll began his career at UBS Investment Bank in the sales & trading and wealth management rotational program in July 2007. Mr. Coll received his B.S. degree in East Asian Studies with a minor in Financial Economics from Vanderbilt University.

Mr. Coll’s substantial knowledge in capital markets transactions and risk management solutions make him well qualified as a member of the Board.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Jeffrey K. Stouder, R. Duncan Bates and Joseph P. Lane, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies and estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Jeffrey K. Stouder is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors. The audit committee is composed of Messrs. Stouder (Chairman), Coll and Lane.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Lane (Chairman), Coll and Stouder.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Coll (Chairman), Lane and Stouder.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officers during the years ended December 31, 2021 and 2020, and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2021 and 2020 of at least $100,000 and who were executive officers on December 31, 2021 and 2020. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2021	49,846	—	—	—	—	49,846
Executive Chairman (former Co-Chief Executive Officer)	2020	46,923	—	—	—	—	46,923
Kenneth E. Shipley	2021	49,846	—	—	—	—	49,846
President and Chief Executive Officer (former Co‑Chief Executive Officer)	2020	46,923	—	—	—	—	46,923
Jeffrey V. Burt	2021	240,000	10,000	143,735	—	—	393,735
Chief Accounting Officer	2020	230,539	10,000	120,251	—	—	360,790
Thomas J. Kerkaert	2021	173,485	20,000	—	30,885	—	224,370
Chief Financial Officer (1)	2020	59,769	—	—	—	—	59,769
Neal J. Suit	2021	—	—		—	—	—
Executive Vice President, General Counsel and Secretary (2)	2020	90,000	—	—	56,421	—	146,421
(1)	Mr. Kerkaert joined the Company’s as Chief Financial Officer in August 2020.

(2)	Mr. Suit left his position as the Company’s Executive Vice President and General Counsel in May 2020.

Mr. Hodgson and Mr. Shipley’s compensation structure, in light of the fact they have historically only received a relatively nominal salary of $50,000, is focused on increasing the equity value of our company as their primary compensation is in the value of their ownership interests in the company. Mr. Hodgson, whether individually or through entities or trusts he controls, owned 50% of the partnership interests in the company as of year-end 2017, which interests were converted to an initial allocation of 10,000,000 shares of common stock of the company upon the conversion to a corporation effective January 1, 2018. Mr. Shipley and his family members, whether individually or through an entity Mr. Shipley controls, owned 50% of the partnership interests of the company as of year-end 2017, which interests were converted into an initial allocation of 10,000,000 shares of our common stock of the company upon the conversion to a corporation. Mr. Shipley will continue to be compensated based on a fixed annual salary of $50,000. In January 2022, Mr. Hodgson entered into an amended and restated employment agreement (see Employment Agreements below).

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

The employment agreements also contain covenants (a) confirming that all intellectual property developed by each executive and relating to our business constitutes our sole and exclusive property, (b) prohibiting each executive from disclosing confidential information regarding our company at any time, (c) restricting each executive from engaging in any activities competitive with our business during his employment with us and for a period of one year thereafter, and (d) preventing each executive from recruiting, soliciting or hiring away employees of our company for a period of two years after his employment with us. The employment agreements are governed by the laws of the State of Delaware. On December 31, 2021, Mr. Shipley’s employment agreement was automatically extended for one year. In January 2022, Mr. Hodgson entered into an amended and restated employment agreement which provides him with an annual salary of $200,000 and a signing bonus of 150,000 shares of restricted stock, which vested upon grant. Under this new agreement, he is also eligible for an annual incentive bonus at the discretion of our compensation committee and he is eligible for equity awards if the Company’s stock price achieves certain targets.

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

Outstanding Equity Awards at December 31, 2021

The following table shows outstanding option awards held by the named executive officers as of December 31, 2021.

Name	Vested Shares	Unvested Shares	Total Shares
Curtis D. Hodgson	—	—	—
Kenneth E. Shipley	—	—	—
Jeffrey V. Burt	—	—	—
Thomas J. Kerkaert (1)	6,925	27,701	34,626
(1)	Mr. Kerkaert was awarded options to purchase 34,626 shares of common stock under our 2018 Incentive Compensation Plan. The grant date of the options was August 10, 2020 and the strike price is $14.44. The options vest at a rate of 20.0% annually, beginning August 10, 2021, until fully vested on August 10, 2025. The options expire on August 10, 2030.

2018 Incentive Compensation Plan

Our board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2018 Incentive Compensation Plan (the “Plan”) prior to the closing of our IPO. The purpose of our Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. We have set aside an aggregate of 2,500,000 shares of common stock (including stock options) as additional compensation that we expect to award to our officers, directors and key personnel under the terms of our Plan, and this amount will not exceed 10% of the then outstanding shares of our common stock.

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

Director Compensation

We currently compensate each non-employee director through annual stock option grants and by paying annual fees for their participation on the board and on respective board committees. Our board members will receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in stock option grants that vest as of the next annual meeting or in one year. Our board of directors review director compensation annually or when circumstances exist requiring reexamination and adjust it according to then current market conditions and good business practices.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. TO BE UPDATED

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2022, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors and director nominees and each of our named executive officers individually; and
●	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,406,020 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	6,078,411	25.1%
Kenneth E. Shipley (2)	3,181,667	13.1%
Thomas Kerkaert (3)	6,925	*
Jeffrey V. Burt (4)	10,714	*
Robert D. Bates	1,075	*
Joseph P. Lane	400	—
Jeffrey K. Stouder	1,075	*
5% Stockholders
William Shipley (2)	3,114,072	12.9%
Douglas Shipley (2)	3,136,667	13.0%
All directors, director nominees and executive officers as a group (9 persons)	9,280,267	38.3%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 2,770,594 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.
(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 3,114,072 and 3,136,667 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Kerkaert’s beneficial ownership consists of 6,925 shares of common stock underlying stock options, representing 20.0% of the 34,626 stock options granted to him during the five-year period commencing August 10, 2020 under our 2018 Incentive Compensation Plan, which were exercised in September 2021.
(4)	Mr. Burt’s beneficial ownership consists of 10,714 shares of common stock, representing 42.9% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, less 5,143 shares sold during 2019 and 9,857 shares sold during 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $1,000 and $1,000 as of December 31, 2021 and 2020, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $49,000 and $61,000 as of December 31, 2021 and 2020, respectively. Home sales to Bell Mobile Homes were $3,724,000 and $2,631,000 for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Weaver, LLP served as our independent registered public accountants for the year ended December 31, 2021 and BKD, LLP served as our independent registered public accountants for the year ended December 31, 2020.

Audit Fees

For our fiscal year ended December 31, 2021, we were billed approximately $77,000 for professional services rendered by Weaver, LLP and for our fiscal year ended December 31, 2020, we were billed approximately $358,000 for professional services rendered by BKD, LLP. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein (ii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services, and (iii) accounting consultations.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2021 and 2020.

Tax Fees

For our fiscal years ended December 31, 2021 and 2020, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees that fell into the classification of “Other Fees” for our fiscal years ended December 31, 2021 and 2020.

Pre-Approval Policies

Following the appointment of all three current members to the Board’s audit committee, such committee began its activities in December 2018. Prior to then, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	*	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
10.23	†

Amended and Restated Employment Agreement, dated as of January 5, 2022, between Legacy Housing Corporation and Curtis D. Hodgson (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2022).

14.1		Code of Ethics and Business Conduct.

Exhibit Number		Description

14.2		Code of Ethics for the CEO and Senior Financial Officers.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Unless otherwise indicated, each document was filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-228288).

†	Compensatory plan or agreement.
*	Filed herewith.

(a)2.	Financial Statement Schedules

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

LEGACY HOUSING CORPORATION

By:	/s/ R. Duncan Bates
	Name:	R. Duncan Bates
	Title:	President and Chief Executive Officer
	Date:	August 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	August 3, 2022

/s/ Kenneth E. Shipley Kenneth E. Shipley	Executive Vice President and Director (principal executive officer)	August 3, 2022

/s/ Ronald C. Arrington	Chief Financial Officer (principal	August 3, 2022
Ronald C. Arrington	financial officer)

/s/ Jeffrey V. Burt Jeffrey V. Burt	Chief Accounting Officer (principal accounting officer)	August 3, 2022

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	August 3, 2022

/s/ Joseph P. Lane Joseph P. Lane	Director	August 3, 2022

/s/ Francisco J. Coll Francisco J. Coll	Director	August 3, 2022