Form 10-Q
period 2022-03-31
Legacy Housing Corp
filed 2022-09-12
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 24,406,020 shares of Common Stock ($0.001 par value) outstanding as of September 9, 2022.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,528	$1,042
Accounts receivable, net	6,928	5,118
Accounts receivable - dealer financed	6,715	3,496
Current portion of consumer loans receivable	6,203	6,080
Current portion of notes receivable from mobile home parks (“MHP”)	8,311	10,049
Current portion of other notes receivable	26,556	21,070
Inventories	47,783	41,230
Prepaid expenses and other current assets	4,067	4,456
Total current assets	109,091	92,541
Consumer loans receivable, net	121,056	119,543
Notes receivable from mobile home parks (“MHP”)	102,069	92,943
Other notes receivable, net	12,192	20,930
Inventories, net	3,738	2,678
Other assets - leased mobile homes	9,767	9,419
ROU assets - operating leases	3,258	—
Other assets	1,480	1,097
Property, plant and equipment, net	28,016	27,516
Total assets	$390,667	$366,667
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,381	$4,155
Accrued liabilities	19,998	20,686
Customer deposits	8,617	7,749
Escrow liability	9,142	9,350
Operating lease obligation	652
Total current liabilities	45,790	41,940
Long‑term liabilities:
Operating lease obligation, less current portion	2,706	—
Lines of credit	5,077	7,993
Deferred income taxes, net	3,004	3,004
Dealer incentive liability	4,597	4,336
Total liabilities	61,174	57,273
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,851,085 and 24,654,621 issued and 24,406,020 and 24,209,556 outstanding at March 31, 2022 and December 31, 2021, respectively	29	25
Treasury stock at cost, 445,065 shares at March 31, 2022 and December 31, 2021	(4,477)	(4,477)
Additional paid-in-capital	179,626	175,623
Retained earnings	154,315	138,223
Total stockholders' equity	329,493	309,394
Total liabilities and stockholders' equity	$390,667	$366,667

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2022	2021
Net revenue:		(restated)
Product sales	$51,787	$32,274
Consumer and MHP loans interest	6,765	6,638
Other	1,376	1,028
Total net revenue	59,928	39,940
Operating expenses:
Cost of product sales	33,727	22,001
Selling, general and administrative expenses	7,659	4,793
Dealer incentive	275	463
Income from operations	18,267	12,683
Other income (expense):
Non‑operating interest income	853	248
Miscellaneous, net	586	204
Interest expense	(56)	(226)
Total other income	1,383	226
Income before income tax expense	19,650	12,909
Income tax expense	(3,558)	(2,208)
Net income	$16,092	$10,701
Weighted average shares outstanding:
Basic	24,351,223	24,199,107
Diluted	24,661,426	24,211,182
Net income per share:
Basic	$0.66	$0.44
Diluted	$0.65	$0.44

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Operating activities:		(restated)
Net income	$16,092	$10,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	430	368
Amortization of deferred revenue	(408)	122
Provision for accounts and notes receivable	37	550
Provision for long term inventory	(130)	17
Share based payment expense	4,007	44
Changes in operating assets and liabilities:
Accounts receivable	(1,843)	(62)
Consumer loans activity, net	(1,617)	(2,542)
Notes receivable MHP activity, net	(7,336)	(5,038)
Inventory loan activity, net	(3,249)	—
Inventories	(7,484)	(3,502)
Prepaid expenses and other current assets	389	120
Other assets	(4,058)	(337)
Accounts payable	3,035	(3,635)
Customer deposits	1,025	1,234
Escrow liability	(208)	286
Dealer incentive liability	261	203
Net cash used in operating activities	(1,057)	(1,471)
Investing activities:
Purchases of property, plant and equipment	(863)	(1,717)
Issuance of notes receivable	(1,561)	(5,708)
Notes receivable collections	5,046	76
Collections from purchased loans	132	1,222
Net cash provided by (used in) investing activities	2,754	(6,127)
Financing activities:
Proceeds from other liabilities	2,706	—
Proceeds from lines of credit	20,331	22,667
Payments on lines of credit	(23,248)	(13,429)
Net cash provided by (used in) financing activities	(211)	9,238
Net increase in cash and cash equivalents	1,486	1,640
Cash and cash equivalents at beginning of period	1,042	768
Cash and cash equivalents at end of period	$2,528	$2,408
Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$206
Cash paid for taxes	$3,064	$2,900

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income (restated)	—	—	—	—	10,701	10,701
Balances, March 31, 2021 (restated)	24,647,696	25	(4,477)	175,337	99,053	269,938

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation expense and stock units vested	158,571	4	—	4,003	—	4,007
Net income	—	—	—	—	16,092	16,092
Balances, March 31, 2022	24,813,192	29	(4,477)	179,626	154,315	329,493

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

December 31, 2022, or any other period. The accompanying balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

Restatement of Previously Issued Condensed Financial Statements (unaudited)

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company has restated its interim financial statements for the period ended March 31, 2021 to correct (i) an overstatement of costs errantly assigned to accounts payable for inventory received but not invoiced, (ii) a reclassification between prepaid expenses and other current assets and other assets, (iii) a reclassification between prepaid expenses and other current assets and lines of credit, and (iv) a change in accrued liabilities and income tax expense.

The effects of the restatement on the line items within the Company’s condensed statement of operations for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$24,024	$(2,023)	$22,001
Income from operations	$10,660	$2,023	$12,683
Income before income tax expense	$10,886	$2,023	$12,909
Income tax expense	$(1,862)	$(346)	$(2,208)
Net income	$9,024	$1,677	$10,701
Net income per share:
Basic	$0.37	$0.07	$0.44
Diluted	$0.37	$0.07	$0.44

The effects of the restatement on the line items within the Company’s condensed statement of cash flows for the three months ended March 31, 2021 were as follows:

	Three months March 31, 2021
	As Originally		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$9,024	$1,677	$10,701
Inventories	$(3,502)	$—	$(3,502)
Prepaid expenses and other current assets	$(433)	$553	$120
Other assets	$(5)	$(332)	$(337)
Accounts payable	$(775)	$(2,023)	$(2,798)
Accrued liabilities	$(1,183)	$346	$(837)
Net cash provided by (used in) operating activities	$(1,692)	$221	$(1,471)
Investing activities:
Purchases of property, plant and equipment	$(1,717)	$—	$(1,717)
Net cash used in investing activities	$(6,127)	$—	$(6,127)
Financing activities:
Payments on lines of credit	$(13,208)	$(221)	$(13,429)
Net cash provided by (used in) financing activities	$9,459	$(221)	$9,238

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customer. For financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of income.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income.

For the three months ended March 31, 2022 and 2021, sales to an independent third-party and its affiliates accounted for $3,134 or 6.1% and $2,664 or 8.3% of our product sales, respectively.

For the three months ended March 31, 2022 and 2021, total cost of product sales included $2,999 and $2,182 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021
Product sales:
Direct sales	$10,863	$3,422
Commercial sales	14,059	12,318
Consignment sales	20,040	10,599
Retail store sales	4,160	3,321
Other (1)	2,665	2,614
Total product sales	51,787	32,274
Consumer and MHP loans interest:
Interest - consumer installment notes	4,457	4,143
Interest - MHP notes	2,308	2,495
Total consumer and MHP loans interest	6,765	6,638
Other	1,376	1,028
Total net revenue	$59,928	$39,940
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

The fair value of each option grant with only service-based conditions is estimated using the Black-Scholes pricing model. The fair value of each restricted stock unit (the ”RSU”) with only service-based conditions is calculated based on the closing price of the Company’s common stock on the grant date. The fair value of each RSU with market based conditions is estimated using the Monte-Carlo Simulation valuation model.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

The fair value of RSU awards with market based conditions on the date of grant is estimated using the Monte-Carlo Simulation valuation model, and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the Company’s historic stock price volatility; the expected term of the awards is based on performance measurement period; the risk-free interest rate is based on the U.S. Treasury bond yield issued with similar life terms to the expected life of the grant. The Company does not expect to pay dividends on its common stock.

Accounts Receivable

Included in accounts receivable “net” are receivables from direct sales of mobile homes, sales of parts and supplies to customers, consignment fees and interest. Accounts receivable “dealer financed” are receivables for interest, fees and curtailments owed from dealers under their inventory finance agreements.

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $375 and $343, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at March 31, 2022, are as follows:

2022	$1,563
2023	2,091
2024	2,091
2025	2,091
2026	2,091
Thereafter	4,685
Total	$14,612

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. As an emerging growth company, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2022 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $3,258 at transition. However, this standard did not have a material impact on the consolidated statement of income or the consolidated statement of cash flows. See Note 5 for further discussion on leases.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.5% as of March 31, 2022 and December 31, 2021, respectively. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,142 and $9,350 as of March 31, 2022 and December 31, 2021, respectively, and are included in escrow liability in the condensed balance sheets.

Allowance for Loan Losses—Consumer Loans Receivable

The allowance for loan losses reflects management’s estimate of losses inherent in the consumer loans that may be uncollectible based upon review and evaluation of the consumer loan portfolio as of the date of the condensed balance sheet. An allowance for loan losses is determined after giving consideration to, among other things, the loan characteristics, including the financial condition of borrowers, the value and liquidity of collateral, delinquency and historical loss experience.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $793 and $517 as of March 31, 2022 and December 31, 2021, respectively, and are included in other assets in the condensed balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Consumer loans receivable	$130,539	$129,119
Loan discount and deferred financing fees	(2,556)	(2,612)
Allowance for loan losses	(724)	(884)
Consumer loans receivable, net	$127,259	$125,623

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2022	2021
Allowance for loan losses, beginning of period	$884	$905
Provision for loan losses	(309)	535
Charge offs (recoveries)	149	(513)
Allowance for loan losses	$724	$927

The reserve for loan losses consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Total consumer loans	$130,539	$129,119
Allowance for loan losses	$724	$884
Impaired loans individually evaluated for impairment	$1,274	$1,239
Specific reserve against impaired loans	$452	$533
Other loans collectively evaluated for allowance	$129,265	$127,880
General allowance for loan losses	$272	$351

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of March 31, 2022 and December 31, 2021, the total principal outstanding for consumer loans on nonaccrual status was $1,274 and $1,239, respectively. A detailed aging of consumer loans receivable that are past due as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31,		As of December 31,
	2022	%	2021	%
Total consumer loans receivable	$130,539	100.0	$129,119	100.0
Past due consumer loans:
31 - 60 days past due	$243	0.2	$594	0.5
61 - 90 days past due	111	0.1	407	0.3
91 - 120 days past due	109	0.1	114	0.1
Greater than 120 days past due	1,071	0.8	967	0.7
Total past due	$1,534	1.2	$2,082	1.6

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $98 million of the MHP Notes have a fixed interest rate ranging from 6.9% to 8.9%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.7% and 7.6% as of March 31, 2022 and December 31, 2021, respectively, with maturities that range from 1 to 18 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally guaranteed by the borrowers personally.

As of March 31, 2022, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 29.1% and 12.9% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2021, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 30.1% and 10.4% of the principal balance outstanding, all of which was secured by the mobile homesrespectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of March 31, 2022 and December 31, 2021, the MHP Note balance is presented net of unamortized finance fees of $591 and $445, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of March 31, 2022 and December 31, 2021 and no charge offs were recorded for MHP Notes during the three months ended March 31, 2022 and 2021, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of March 31, 2022 and December 31, 2021.

There were no impaired MHP Notes as of March 31, 2022 and December 31, 2021, respectively, and there were no repossessed homes balances as of March 31, 2022 and December 31, 2021, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sales of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically guaranteed by the borrowers personally. The interest rate on the other notes are fixed and range from 5.00% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. There were no past due balances for other notes as of March 31, 2022 and December 31, 2021, respectively, and there were no impaired balances for other notes as of March 31, 2022 and December 31, 2021, respectively.

The balance outstanding on the other notes receivable were as follows:

	As of March 31,	As of December 31,
	2022	2021
Outstanding principal balance	$38,800	$42,074
Allowance for loan losses	(52)	(74)
Total	$38,748	$42,000

5. LEASES

The Company currently has 13 operating leases, 8 of which are for the Company’s Heritage Housing and Tiny Homes retail locations, three which are subleased by the Company and two are for corporate and administrative offices in Bedford, TX and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

Under ASC 842, a modified retrospective transition is required, applying the new standard to all leases at the date of initial application. The Company chose to use the adoption date of January 1, 2022 for ASC 842. As such, all periods presented after January 1, 2022, are under ASC 842 whereas periods presented prior to January 1, 2022, are in accordance with prior lease accounting of ASC 840. Financial information was not updated and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2022.

We determine if an arrangement is a lease at inception. Operating leases are right-of-use (“ROU”) assets and are shown as ROU assets – operating leases on our Condensed Balance Sheet. The lease liabilities are shown as Operating lease obligation and Operating lease obligation, less current portion on our Condensed Balance Sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments in the lease arrangement. We record a ROU asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and ROU asset when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate used in the present value calculation and the exercise of renewal options.

Many of our leases contain renewal options. As the exercise of the renewal options is not certain at commencement of a lease, we generally do not include the option periods in the lease term when determining the lease

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

liabilities and ROU assets. We remeasure the lease liability and ROU asset when we are reasonably certain that we will exercise a renewal option.

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. The remaining weighted-average lease term is 5.2 years and the weighted-average discount rate is 2.12%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three months ended March 31, 2022.

Short-term leases, those with a term of 12 months or less, are not recorded on our Condensed Balance Sheet. Our short-term lease costs were not material for the three months ended March 31, 2022.

As of March 31, 2022, future minimum lease payments under our operating lease liabilities were as follows:

2022	$522
2023	709
2024	644
2025	608
2026	546
Thereafter	429
Total lease payments	$3,458
Less amount representing interest	(100)
Total lease liability	$3,358
Less current lease liability	(652)
Total non-current lease liability	$2,706

6. INVENTORIES

Inventories consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Raw materials	$19,199	$15,431
Work in progress	799	714
Finished goods (1)	31,825	28,195
Allowance for obsolescence	(302)	(432)
Total	$51,521	$43,908
(1)	Finished goods includes $3,738 and $2,678 as of March 31, 2022 and December 31, 2021, respectively, held for more than twelve months and classified as long-term.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Land	$14,949	$14,949
Buildings and leasehold improvements	13,863	13,722
Vehicles	1,702	1,682
Machinery and equipment	5,841	5,058
Furniture and fixtures	300	298
Total	36,655	35,709
Less accumulated depreciation	(8,639)	(8,193)
Total property, plant and equipment	$28,016	$27,516

Depreciation expense was $260 with $121 included as a component of cost of product sales for the three months ended March 31, 2022 and $264 with $104 included as a component of cost of product sales for the three months ended March 31, 2021.

8. OTHER ASSETS

Other assets consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Prepaid rent	$355	$248
Other	332	332
Repossessed homes	793	517
Total	$1,480	$1,097

Depreciation expense for the leased property was $170 and $98 for the three months ended March 31, 2022 and 2021, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	As of March 31,	As of December 31,
	2022	2021
Warranty reserve	$2,047	$2,876
Litigation reserve	2,707	2,764
Payroll	2,399	1,685
Portfolio taxes and title	2,399	2,467
Property tax	233	546
Dealer rebates	838	1,160
Sales tax	66	310
Federal and state income taxes	7,939	7,445
Other	1,370	1,433
Total accrued liabilities	$19,998	$20,686

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of March 31, 2022 and December 31, 2021 was 2.23% and 2.10%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $64,923 and $61,841 as of March 31, 2022 and December 31, 2021, respectively. In connection with the New Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended March 31, 2022 and 2021, interest expense under the New Revolver was $56 and $226, respectively. The outstanding balance as of March 31, 2022 and December 31, 2021 was $5,224 and $8,159, respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less. As of March 31, 2022, the Company was not in compliance with certain non-financial covenants and obtained a waiver from Capital One.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2022, the Company had not drawn on this credit facility.

11. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2022, the Company had 9.2 million shares available for grant under the Compensation Plan.

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

In January 2022, the Company granted 150,000 restricted shares of its common stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. The shares were granted on January 6, 2022 and had a grant date fair value of $3,741. The shares became fully vested upon grant.

On January 6, 2022, the Company gave contingent equity awards of 350,000 shares of the Company’s restricted stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. An equity award of 175,000 shares will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $36 per share (the “$36 Equity Award”). The $36 Equity Awards had a grant date fair value of $1,412 and fifty percent of the shares shall be vested when the consecutive closing price condition is met and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. An additional equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $48 per share (the “$48 Equity Award”). The $48 Equity Awards had a grant date fair value of $683 and fifty percent of the shares shall be vested when the consecutive closing price condition is met and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. As of March 31, 2022, none of the conditions have been met for the vesting of the $36 Equity Awards or the $48 Equity Awards.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2022	35	$14.01
Granted	500	$11.67
Vested	(158)	$24.33
Nonvested, March 31, 2022	377	$6.57

As of March 31, 2022, approximately 377,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at March 31, 2022 was $2,238 and is expected to be recognized over 2.30 years.

The Company granted 34,626 incentive stock options to a member of senior management. The options were granted on August 10, 2020 at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and becoming fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 6.5 years. During the first quarter of 2022, 27,701 of these options were forfeited due to the departure of the senior manager.

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022, nonvested	83	$16.83	$12.27	9.36
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	(28)	14.44	8.67	—
Outstanding, March 31, 2022, nonvested	55	$18.02	$14.07	9.49	$191
Exercisable, March 31, 2022	—	$—	$—	—	$—

As of March 31, 2022, approximately 55,000 options remained nonvested. Unrecognized compensation expense related to these options at March 31, 2022 was $740 and is expected to be recognized over 9.49 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

12. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2022 and 2021 was $3,558 and $2,208, respectively. The effective tax rate for the three months ended March 31, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2021 was 17.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At March 31, 2022 and December 31, 2021, the Company accrued a $326 and $373, respectively, liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totaled $14,749 and $4,908 at March 31, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of March 31, 2022 and December 31, 2021.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $163 and $151 for the three months ended March 31, 2022 and 2021, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $82 and $91 for the three months ended March 31, 2022 and 2021, respectively. See Note 5 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $2,707 and $2,764 as of March 31, 2022 and December 31, 2021, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of March 31, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other note receivables, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $127,600 compared to the book value of $127,259 as of March 31, 2022, and a fair value of approximately $125,600 compared to the book value of $125,623 as of December 31, 2021. The Company determined that the fair value of the fixed rate MHP Notes was approximately $92,000 compared to the book value of $97,782 as of March 31, 2022, and a fair value of approximately $83,000 compared to the book value of $83,773 as of December 31, 2021. The Company determined that the fair value of the other notes was approximately $33,300 compared to the book value of $38,748 as of March 31, 2022, and a fair value of approximately $38,500 compared to the book value of $38,886 as of December 31, 2021. This is a Level III valuation technique.

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

	Three months ended
	March 31,
	2022	2021
Numerator:
Net income (in 000's)	$16,092	$10,701
Denominator:
Basic weighted-average common shares outstanding	24,351,223	24,199,107
Effect of dilutive securities:
Restricted stock grants	267,515	5,126
Stock options	42,688	6,949
Diluted weighted-average common shares outstanding	24,661,426	24,211,182
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.66	$0.44
Diluted	$0.65	$0.44

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $139 and $1 as of March 31, 2022 and December 31, 2021, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $69 and $49 as of March 31, 2022 and December 31, 2021, respectively. Home sales to Bell Mobile Homes were $632 and $699 for the three months ended March 31, 2022 and 2021, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $424 and zero as of March 31, 2022 and December 31, 2021, respectively. Home sales to Shipley Bros. were $693 and $914 for the three months ended March 31, 2022 and 2021, respectively. There were no accounts payable balances due to Shipley Bros. as of March 31, 2022 and December 31, 2021, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

17. SUBSEQUENT EVENTS

On May 30, 2022, the Company submitted to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) regarding the Company’s failure to file timely Form 10-K for the year ended December 31, 2021 and Form 10-Q for the period ended March 31, 2022. On June 9, 2022, the Company received a response from Nasdaq informing the Company that Nasdaq granted an exception to the filing requirements set forth in the Rule that allows the Company to file these reports and any other required filings as required by the Rule on or before September 27, 2022. On August 3, 2022, the Company filed Form 10-K for the year ended December 31, 2021.

On August 11, 2022, the Company received notice from Nasdaq regarding the Company’s failure to file timely Form 10-Q for the period ending June 30, 2022. As a result of this delinquency, the Company must submit an update to its original plan to regain compliance with the Rule. The updated plan must be submitted to Nasdaq by September 12, 2022.

On June 7, 2022, the Company entered into an employment agreement (the “Employment Agreement”) with Duncan Bates, to serve as President and Chief Executive Officer of the Company. The Employment Agreement provides for a term that commences on June 7, 2022 and expires on June 7, 2027 (the “Initial Employment Period”). The Employment Agreement provides for Mr. Bates to receive a base salary of $300 per year and a signing bonus of 14,700 shares of restricted stock, which shall vest 50% on June 7, 2023 and 50% on June 7, 2024. Mr. Bates also received 62,460 incentive stock options, an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $36 per share and an option to purchase 600,000 shares of the Company’s common stock at an exercise price of $48 per share. The incentive stock options have an exercise price of $16.01 per share. The incentive stock options and the options to purchase shares vest at a rate of 10.0% annually, beginning on June 7, 2023, becoming fully vested on June 7, 2032.

On June 7, 2022, the Company granted 62,460 incentive stock options to Ronald Arrington, the Chief Financial Officer. The options were granted on June 7, 2022 at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and becoming fully vested on June 7, 2032.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. The letter stated that the Company’s New Revolver was in default. The default condition occurred due to the Company’s failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, the Company executed a forbearance agreement with Capital One, N.A.

On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment in the New Revolver. As a result, the available line of credit in the New Revolver is $20,000. The Company is not currently using any of the available credit under the New Revolver.

In connection with the preparation of these financial statements, an evaluation of subsequent events was performed through the date of filing. The Company recently updated its management of escrow collections. Historically, escrow collections were deposited in an unsegregated deposit account subject to the Company's credit agreement with Capital One, N.A. On June 28, 2022, the Company segregated escrow collections by purchasing an $8.5M certificate of deposit that is not subject to the credit agreement. The certificate of deposit principal amount will be adjusted periodically. The Company will continue to hold escrow collections separately from its other operating funds where required by law.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending March 31, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three months ended March 31, 2022, we sold 1,004 home sections (which are entire homes or single floors that are combined to create complete homes) and for the three months ended March 31, 2021, we sold 720 home sections.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 71 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the three months ended March 31, 2022, approximately 49% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 8% in Florida, 7% in Louisiana and 5% in Arizona. For the three months ended March 31, 2021, approximately 49% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 8% in Alabama, 6% in Louisiana and 5% in Kansas. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2022, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$1,001	$5,401
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	1,970	4,401
Johnson County, Texas	91.5 Acres	July 2019	445	16	461
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	102	1,652
			$11,437	$3,210	$14,647

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.

●	The coronavirus pandemic is an evolving threat to the economy and all businesses. At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown. Risks to the Company include but are not limited to:
o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o	reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;
o	reduced production resulting from factors such as the spread of the illness through the Company’s workforce or the impact of government interventions on labor force participation, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;
o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o	an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

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

Comparison of Three Months ended March 31, 2022 and 2021 (in thousands)

	Three months ended
	March 31,
	2022	2021	$ change	% change
Net revenue:
Product sales	$51,787	$32,274	$19,513	60.5%
Consumer and MHP loans interest	6,765	6,638	127	1.9%
Other	1,376	1,028	348	33.9%
Total net revenue	59,928	39,940	19,988	50.0%
Operating expenses:
Cost of product sales	33,727	22,001	11,726	53.3%
Selling, general administrative expenses	7,659	4,793	2,866	59.8%
Dealer incentive	275	463	(188)	(40.6)%
Income from operations	18,267	12,683	5,584	44.0%
Other income (expense)
Non‑operating interest income	853	248	605	244.0%
Miscellaneous, net	586	204	382	187.3%
Interest expense	(56)	(226)	170	(75.2)%
Total other	1,383	226	1,157	511.9%
Income before income tax expense	19,650	12,909	6,741	52.2%
Income tax expense	(3,558)	(2,208)	(1,350)	61.1%
Net income	$16,092	$10,701	$5,391	50.4%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $19.5 million, or 60.5%, during the three months ended March 31, 2022 as compared to the same period in 2021. This increase was driven by higher average sales price and an increase in unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2022 and 2021:

	Three months ended
	March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$51,787	$32,274	$19,513	60.5%
Total products sold	802	627	175	27.9%
Net revenue per product sold	$64.6	$51.5	$13	25.4%

For the three months ended March 31, 2022, our net revenue per product sold increased because of the increase in units sold and increases to our product prices in the first quarter of 2022 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, retail store sales and other product sales partially offset by a decline in commercial sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales.

Consumer and MHP loans interest income grew $0.1 million, or 1.9%, during the three months ended March 31, 2022 as compared to the same period in 2021 and is related to our increase in outstanding MHP Note portfolio and consumer loan portfolio. Between March 31, 2022 and March 31, 2021 our MHP Note portfolio decreased by $29.9 million and the consumer loan portfolio increased by $13.6 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income is expected to decrease during 2022 as compared to 2021.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $0.3 million, or 33.9% during the three months ended March 31, 2022 as compared to the same period in 2021.

The cost of product sales increased $11.7 million, or 53.3%, during the three months ended March 31, 2022 as compared to the same period in 2021. The increase in costs is primarily related to an increase in units sold and increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $2.9 million, or 59.8%, during the three months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to a $4.2 million increase in salaries and incentive costs and a $0.4 million increase in legal expense partially offset by a $0.5 million decrease in loan losses, a $0.4 million decrease in warranty costs, a $0.2 million decrease in consulting and professional fees and a net $0.6 million decrease in other miscellaneous costs.

Dealer incentive expense decreased $0.2 million, or 40.6% in 2022 as compared to 2021.

Other income (expense), net increased $1.2 million during the three months ended March 31, 2022 as compared to the same period in 2021.  This increase was primarily due to a $0.6 million increase in non-operating interest income, a $0.4 million increase in miscellaneous income, net and a decrease of $0.2 million in interest expense.

Income tax expense was $3.6 million during the three months ended March 31, 2022 compared to $2.2 million for the same period in 2021. The effective tax rate for the three months ended March 31, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2021 was 17.1 and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at March 31, 2022, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability (see Indebtedness – Capital One Revolver, below). As of March 31, 2022, we had approximately $2.5 million in cash and cash equivalents, compared to $1.0 million as of December 31, 2021.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2022	2021

Net cash used in operating activities	$(1,057)	$(1,471)
Net cash provided by (used in) investing activities	$2,754	$(6,127)
Net cash provided by (used in) financing activities	$(211)	$9,238
Net change in cash and cash equivalents	$1,486	$1,640
Cash and cash equivalents at beginning of period	$1,042	$768
Cash and cash equivalents at end of period	$2,528	$2,408

Comparison of Cash Flow Activities from March 31, 2022 to March 31, 2021

Net cash used in operating activities decreased $0.4 million during the three months ended March 31, 2022, compared to the comparable period in 2021, primarily as a result of increased MHP originations, increased dealer inventory loan originations net of collections, increased volume of consumer loan originations net of principal collections, increased inventories, increased accounts receivable and increase in other assets. The increase in cash used in operating activities was partially offset by increased accounts payable, increase in customer deposits and increased dealer incentive liability.

Net cash provided by investing activities of $2.7 million in 2022 was primarily attributable to $5.1 million of collections related to loans we made to third parties for the development of manufactured housing parks and collections of $0.1 million from our purchased consumer loans. These were offset by $1.6 million used for loans to third parties for the development of manufactured housing parks and $0.3 million used for the acquisition of property plant and equipment.

Net cash used in financing activities of $0.2 million in 2022 was attributable to net payments of $2.9 million on our lines of credit offset by $2.7 million of proceeds from other liabilities. Net cash provided by financing activities of $9.2 million in 2021 was attributable to net proceeds of $9.2 million on our lines of credit.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of March 31, 2022 was 2.23%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $64,923 as of March 31, 2022. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended March 31, 2022 and 2021, interest expense under the New Revolver was $56 and $226, respectively. The outstanding balance as of March 31, 2022 and December 31, 2021 was $5,077 and $7,993, respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less. As of March 31, 2022, the Company was not in compliance with certain non-financial covenants and obtained a waiver from Capital One.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. The letter stated that the Company’s New Revolver was in default. The default condition occurred due to the Company’s failure to timely file the 10K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, the Company executed a forbearance agreement with Capital One, N.A.

On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment in the New Revolver. As a result, the available line of credit in the New Revolver is $20,000. The Company is not currently using any of the available credit under the New Revolver.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of March 31, 2022, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2022:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Lines of credit	$5,224	—	5,224	—	—
Operating lease obligations	$3,458	522	1,353	1,154	429

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $14,749,000 and $4,908,000 as of March 31, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2022.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2021. Subsequent to the filing of our Annual Report, there have been no material changes to our critical accounting estimates.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on August 3, 2022, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2021. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2022 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the majority of the remediation of these material weaknesses will be completed by the end of fiscal 2022.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our March 31, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: September 12, 2022	By:	/s/ Ronald Arrington
Name: Ronald Arrington
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)