Form 10-Q
period 2022-06-30
Legacy Housing Corp
filed 2022-09-23
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 24,406,020 shares of Common Stock ($0.001 par value) outstanding as of September 18, 2022.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,267	$1,042
Accounts receivable, net	5,688	5,118
Accounts receivable - dealer financed	10,394	3,496
Current portion of consumer loans receivable	5,759	6,080
Current portion of notes receivable from mobile home parks (“MHP”)	10,310	10,049
Current portion of other notes receivable	16,791	21,070
Inventories	46,770	41,230
Prepaid expenses and other current assets	4,284	4,456
Total current assets	114,263	92,541
Consumer loans receivable, net	125,172	119,543
Notes receivable from mobile home parks (“MHP”)	111,972	92,943
Other notes receivable, net	14,090	20,930
Inventories, net	4,603	2,678
Other assets - leased mobile homes	9,943	9,419
ROU assets - operating leases	3,083	—
Other assets	1,406	1,097
Property, plant and equipment, net	28,497	27,516
Total assets	$413,029	$366,667
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,505	$4,155
Accrued liabilities	14,980	20,686
Customer deposits	11,934	7,749
Escrow liability	9,771	9,350
Operating lease obligation	662	—
Total current liabilities	42,852	41,940
Long‑term liabilities:
Operating lease obligation, less current portion	2,525	—
Lines of credit	12,614	7,993
Deferred income taxes, net	3,004	3,004
Dealer incentive liability	4,974	4,336
Total liabilities	65,969	57,273
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,851,085 and 24,654,621 issued and 24,406,020 and 24,209,556 outstanding at June 30, 2022 and December 31, 2021, respectively	29	25
Treasury stock at cost, 445,065 shares at June 30, 2022 and December 31, 2021	(4,477)	(4,477)
Additional paid-in-capital	179,932	175,623
Retained earnings	171,576	138,223
Total stockholders' equity	347,060	309,394
Total liabilities and stockholders' equity	$413,029	$366,667

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenue:		(restated)		(restated)
Product sales	$55,098	$41,115	$106,885	$73,389
Consumer and MHP loans interest	7,497	6,734	14,262	13,372
Other	1,616	740	2,992	1,767
Total net revenue	64,211	48,589	124,139	88,528
Operating expenses:
Cost of product sales	37,411	28,343	71,138	50,344
Selling, general and administrative expenses	5,901	5,165	13,560	9,958
Dealer incentive	439	114	713	576
Income from operations	20,460	14,967	38,728	27,650
Other income (expense):
Non‑operating interest income	783	429	1,635	677
Miscellaneous, net	17	34	603	238
Interest expense	(183)	(283)	(239)	(509)
Total other	617	180	1,999	406
Income before income tax expense	21,077	15,147	40,727	28,056
Income tax expense	(3,816)	(2,498)	(7,375)	(4,707)
Net income	$17,261	$12,649	$33,352	$23,349
Weighted average shares outstanding:
Basic	24,406,020	24,202,631	24,355,412	24,200,879
Diluted	24,922,125	24,234,913	24,773,345	24,229,265
Net income per share:
Basic	$0.71	$0.52	$1.37	$0.96
Diluted	$0.69	$0.52	$1.35	$0.96

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2022	2021
Operating activities:		(restated)
Net income	$33,352	$23,349
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	880	754
Amortization of deferred revenue	(727)	267
Provision for accounts and notes receivable	29	558
Provision for long term inventory	(117)	—
Share based payment expense	4,313	108
Changes in operating assets and liabilities:
Accounts receivable	(684)	(2,040)
Consumer loans activity, net	(5,205)	(5,337)
Notes receivable MHP activity, net	(19,169)	(10,221)
Dealer inventory loan activity, net	(6,937)	—
Inventories	(7,122)	(8,864)
Prepaid expenses and other current assets	146	(358)
Other assets	(4,265)	(1,208)
Accounts payable and accrued liabilities	(3,939)	(4,694)
Customer deposits	4,185	2,125
Escrow liability	666	1,008
Dealer incentive liability	638	(222)
Net cash used in operating activities	(3,956)	(4,775)
Investing activities:
Purchases of property, plant and equipment	(1,506)	(2,330)
Issuance of notes receivable	(2,423)	(13,554)
Notes receivable collections	13,731	5,940
Collections from purchased loans	270	1,462
Net cash provided by (used in) investing activities	10,072	(8,482)
Financing activities:
Proceeds from other liabilities	2,525	—
Proceeds from lines of credit	62,863	46,109
Payments on lines of credit	(58,279)	(32,811)
Net cash provided by financing activities	7,109	13,298
Net increase in cash and cash equivalents	13,225	41
Cash and cash equivalents at beginning of period	1,042	768
Cash and cash equivalents at end of period	$14,267	$809
Supplemental disclosure of cash flow information:
Cash paid for interest	$204	$464
Cash paid for taxes	$9,601	$5,700

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income (restated)	—	—	—	—	10,700	10,700
Balances, March 31, 2021 (restated)	24,647,696	25	(4,477)	175,337	99,052	269,937
Share based compensation expense and stock units vested	—	—	—	64	—	64
Net income (restated)	—	—	—	—	12,649	12,649
Balances, June 30, 2021 (restated)	24,647,696	25	(4,477)	175,401	111,701	282,650

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation expense and stock units vested	158,571	4	—	4,003	—	4,007
Net income	—	—	—	—	16,092	16,092
Balances, March 31, 2022	24,813,192	29	(4,477)	179,626	154,315	329,493
Share based compensation expense and stock units vested	—	—	—	306	—	306
Net income	—	—	—	—	17,261	17,261
Balances, June 30, 2022	24,813,192	29	(4,477)	179,932	171,576	347,060

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31,

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

2022, or any other period. The accompanying balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

Restatement of Previously Issued Condensed Financial Statements (unaudited)

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company has restated its interim financial statements for the period ended June 30, 2021 to correct (i) an overstatement of costs errantly assigned to accounts payable for inventory received but not invoiced, (ii) a reclassification between prepaid expenses and other current assets and other assets, (iii) a reclassification between prepaid expenses and other current assets and lines of credit, and (iv) a change in accrued liabilities and income tax expense.

The effects of the restatement on the line items within the Company’s condensed statement of income for the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$28,608	$(265)	$28,343
Income from operations	$14,702	$265	$14,967
Income before income tax expense	$14,882	$265	$15,147
Income tax expense	$(2,454)	$(44)	$(2,498)
Net income	$12,428	$221	$12,649
Net income per share:
Basic	$0.51	$0.01	$0.52
Diluted	$0.51	$0.01	$0.52

The effects of the restatement on the line items within the Company’s condensed statement of income for the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30, 2021
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$52,632	$(2,288)	$50,344
Income from operations	$25,362	$2,288	$27,650
Income before income tax expense	$25,768	$2,288	$28,056
Income tax expense	$(4,317)	$(390)	$(4,707)
Net income	$21,451	$1,898	$23,349
Net income per share:
Basic	$0.89	$0.07	$0.96
Diluted	$0.89	$0.07	$0.96

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The effects of the restatement on the line items within the Company’s condensed statement of cash flows for the six months ended June 30, 2021 were as follows:

	Six months June 30, 2021
	As Originally		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$21,451	$1,898	$23,349
Inventories	$(8,864)	$—	$(8,864)
Prepaid expenses and other current assets	$(893)	$535	$(358)
Other assets	$(876)	$(332)	$(1,208)
Accounts payable	$(2,004)	$(2,288)	$(4,292)
Accrued liabilities	$(792)	$390	$(402)
Net cash used in operating activities	$(4,978)	$203	$(4,775)
Investing activities:
Purchases of property, plant and equipment	$(2,330)	$—	$(2,330)
Net cash used in investing activities	$(8,482)	$—	$(8,482)
Financing activities:
Payments on lines of credit	$(32,608)	$(203)	$(32,811)
Net cash provided by financing activities	$13,501	$(203)	$13,298

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

For the three months ended June 30, 2022 and 2021, sales to an independent third-party and its affiliates accounted for $3,296 or 6.0% and $2,643 or 6.4% of our product sales, respectively. For the six months ended June 30, 2022 and 2021, sales to an independent third-party and its affiliates accounted for $6,194 or 5.8% and $4,948 or 6.7% of our product sales, respectively.

For the three months ended June 30, 2022 and 2021, total cost of product sales included $3,253 and $3,206 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales. For the six months ended June 30, 2022 and 2021, total cost of product sales included $6,252 and $5,407 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Product sales:
Direct sales	$11,745	$5,493	$22,608	$8,915
Commercial sales	14,305	13,050	28,364	25,368
Consignment sales	20,247	13,889	40,287	24,488
Retail store sales	5,657	6,183	9,816	9,504
Other (1)	3,144	2,500	5,810	5,114
Total product sales	55,098	41,115	106,885	73,389
Consumer and MHP loans interest:
Interest - consumer installment notes	4,701	4,046	9,158	8,189
Interest - MHP notes	2,796	2,688	5,104	5,183
Total consumer and MHP loans interest	7,497	6,734	14,262	13,372
Other	1,616	740	2,992	1,767
Total net revenue	$64,211	$48,589	$124,139	$88,528
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

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On June 30, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $456 and $343, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title for the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property. At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee equal to 10% of the remaining lease payments or six month’s rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $180 and $132 for the three months ended June 30, 2022 and 2021, respectively, and $340 and $230 for the six months ended June 30, 2022 and 2021, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at June 30, 2022, are as follows:

2022	$1,082
2023	2,163
2024	2,163
2025	2,163
2026	2,163
Thereafter	4,929
Total	$14,663

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.5% as of June 30, 2022 and December 31, 2021, respectively. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,771 and $9,350 as of June 30, 2022 and December 31, 2021, respectively, and are included in escrow liability in the condensed balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $725 and $517 as of June 30, 2022 and December 31, 2021, respectively, and are included in other assets in the condensed balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Consumer loans receivable	$134,215	$129,119
Loan discount and deferred financing fees	(2,522)	(2,612)
Allowance for loan losses	(763)	(884)
Consumer loans receivable, net	$130,930	$125,623

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for loan losses, beginning of period	$724	$927	$884	$905
Provision for loan losses	55	23	(257)	558
Charge offs (recoveries)	(16)	(136)	136	(649)
Allowance for loan losses	$763	$814	$763	$814

The reserve for loan losses consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Total consumer loans	$134,215	$129,119
Allowance for loan losses	$763	$884
Impaired loans individually evaluated for impairment	$1,180	$1,239
Specific reserve against impaired loans	$502	$533
Other loans collectively evaluated for allowance	$133,035	$127,880
General allowance for loan losses	$261	$351

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of June 30, 2022 and December 31, 2021, the total principal outstanding for consumer loans on nonaccrual status was $1,180 and $1,239, respectively. A detailed aging of consumer loans receivable that are past due as of June 30, 2022 and December 31, 2021 were as follows:

	As of June 30,		As of December 31,
	2022	%	2021	%
Total consumer loans receivable	$134,215	100.0	$129,119	100.0
Past due consumer loans:
31 - 60 days past due	$191	0.1	$594	0.5
61 - 90 days past due	402	0.3	407	0.3
91 - 120 days past due	94	0.1	114	0.1
Greater than 120 days past due	1,105	0.8	967	0.7
Total past due	$1,792	1.3	$2,082	1.6

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $102 million of the MHP Notes have a fixed interest rate ranging from 6.9% to 8.9%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 7.6% and 7.6% as of June 30, 2022 and December 31, 2021, respectively, with maturities that range from 1 to 18 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally guaranteed by the borrowers personally.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 29.1% and 52.1% of the principal balance outstanding, all of which was secured by the mobile homes, as of June 30, 2022 and December 31, 2021, respectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of June 30, 2022 and December 31, 2021, the MHP Note balance is presented net of unamortized finance fees of $771 and $445, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of June 30, 2022 and December 31, 2021 and no charge offs were recorded for MHP Notes during the three and six months ended June 30, 2022 and 2021, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of June 30, 2022 and December 31, 2021.

There were no impaired MHP Notes as of June 30, 2022 and December 31, 2021, respectively, and there were no repossessed homes balances as of June 30, 2022 and December 31, 2021, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sales of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

offices, as well as vehicles, and are typically guaranteed by the borrowers personally. The interest rate on the other notes are fixed and range from 5.00% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. There were no past due balances for other notes as of June 30, 2022 and December 31, 2021, respectively, and there were no impaired balances for other notes as of June 30, 2022 and December 31, 2021, respectively.

The balance outstanding on the other notes receivable were as follows:

	As of June 30,	As of December 31,
	2022	2021
Outstanding principal balance	$30,934	$42,074
Allowance for loan losses	(53)	(74)
Total	$30,881	$42,000

5. LEASES

The Company currently has 13 operating leases, eight of which are for the Company’s Heritage Housing and Tiny Homes retail locations, three which are subleased by the Company and two are for corporate and administrative offices in Bedford, TX and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

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

Many of our leases contain renewal options. As the exercise of the renewal options is not certain at commencement of a lease, we generally do not include the option periods in the lease term when determining the lease liabilities and ROU assets. We remeasure the lease liability and ROU asset when we are reasonably certain that we will exercise a renewal option.

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

a similar term and in a similar economic environment. The remaining weighted-average lease term is 5.0 years and the weighted-average discount rate is 2.12%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three months ended June 30, 2022.

Short-term leases, those with a term of 12 months or less, are not recorded on our Condensed Balance Sheet. Our short-term lease costs were not material for the three months ended June 30, 2022.

As of June 30, 2022, future minimum lease payments under our operating lease liabilities were as follows:

2022	$350
2023	709
2024	644
2025	608
2026	546
Thereafter	429
Total lease payments	$3,286
Less amount representing interest	(99)
Total lease liability	$3,187
Less current lease liability	(662)
Total non-current lease liability	$2,525

6. INVENTORIES

Inventories consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Raw materials	$17,833	$15,431
Work in progress	783	714
Finished goods (1)	33,072	28,195
Allowance for obsolescence	(315)	(432)
Total	$51,373	$43,908
(1)	Finished goods includes $4,603 and $2,678 as of June 30, 2022 and December 31, 2021, respectively, held for more than twelve months and classified as long-term.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Land	$14,953	$14,949
Buildings and leasehold improvements	14,936	13,722
Vehicles	1,702	1,682
Machinery and equipment	5,515	5,058
Furniture and fixtures	300	298
Total	37,406	35,709
Less accumulated depreciation	(8,909)	(8,193)
Total property, plant and equipment	$28,497	$27,516

Depreciation expense was $286 with $127 included as a component of cost of product sales for the three months ended June 30, 2022 and $261 with $109 included as a component of cost of product sales for the three months ended June 30, 2021. Depreciation expense was $ 563 with $248 included as a component of cost of product sales for the six months ended June 30, 2022 and $524 with $214 included as a component of cost of product sales for the six months ended June 30, 2021.

8. OTHER ASSETS

Other assets consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Prepaid rent	$349	$248
Other	332	332
Repossessed homes	725	517
Total	$1,406	$1,097

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	As of June 30,	As of December 31,
	2022	2021
Warranty reserve	$2,240	$2,876
Litigation reserve	1,402	2,764
Payroll	2,280	1,685
Portfolio taxes and title	2,283	2,467
Property tax	466	546
Dealer rebates	1,224	1,160
Sales tax	47	310
Federal and state income taxes	3,170	7,445
Other	1,868	1,433
Total accrued liabilities	$14,980	$20,686

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2022 and December 31, 2021 was 3.06% and 2.10%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $57,386 and $61,841 as of June 30, 2022 and December 31, 2021, respectively. In connection with the New Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the three months ended June 30, 2022 and 2021, interest expense under the New Revolver was $182 and $283, respectively. For the six months ended June 30, 2022 and 2021, interest expense under the New Revolver was $239 and $509, respectively. The outstanding balance as of June 30, 2022 and December 31, 2021 was $12,614 and $7,993, respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2022, the Company had not drawn on this credit facility.

11. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2022, the Company had 8.1 million shares available for grant under the Compensation Plan.

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

On January 6, 2022, the Company gave contingent equity awards of 350,000 shares of the Company’s restricted stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. An equity award of 175,000 shares will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $36 per share (the “$36 Equity Award”). The $36 Equity Awards had a grant date fair value of $1,412 and fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. An additional equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $48 per share (the “$48 Equity Award”). The $48 Equity Awards had a grant date fair value of $683 and fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. As of June 30, 2022, none of the conditions have been met for the vesting of the $36 Equity Awards or the $48 Equity Awards.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

On June 7, 2022, the Company granted 14,700 restricted shares of its common stock to the Chief Executive Officer of the Company pursuant to an employment agreement. The shares were granted on June 7, 2022 and had a grant date fair value of $235. One-half of the shares vest on June 7, 2023 and the remaining half vest on June 7, 2024.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2022	35	$14.01
Granted	515	$11.80
Vested	(158)	$24.33
Nonvested, June 30, 2022	392	$6.92

As of June 30, 2022, approximately 392,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at June 30, 2022 was $2,219 and is expected to be recognized over 2.04 years.

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

The Company granted 62,460 incentive stock options to the Chief Executive Officer. The options were granted on June 7, 2022 at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and becoming fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%; dividend yield of 0.00%; expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

The Company granted options to purchase 900,000 shares of the Company’s stock to the Chief Executive Officer. An option to purchase 300,000 shares of the Company’s stock was granted on June 7, 2022 at an exercise price of $36.00 per share and an option to purchase 600,000 shares of the Company’s stock was granted on June 7, 2022 at an exercise price of $48.00 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and becoming fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%; dividend yield of 0.00%; expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The Company granted 62,460 incentive stock options to the Chief Financial Officer. The options were granted on June 7, 2022 at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and becoming fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%; dividend yield of 0.00%; expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022, nonvested	83	$16.83	$12.27	9.36
Granted	1,025	$40.59	$4.99	10
Exercised	—	$—	$—	—
Forfeited	(28)	14.44	8.67	—
Outstanding, June 30, 2022, nonvested	1,080	$39.43	$5.46	9.91	$—
Exercisable, June 30, 2022	—	$—	$—	—	$—

As of June 30, 2022, approximately 1,080,000 options remained nonvested. Unrecognized compensation expense related to these options at June 30, 2022 was $5,804 and is expected to be recognized over 9.91 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

12. INCOME TAXES

The provision for income tax expense for the six months ended June 30, 2022 and 2021 was $7,375 and $4,707, respectively. The effective tax rate for the six months ended June 30, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2021 was 16.8% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At June 30, 2022 and December 31, 2021, the Company accrued a $280 and $373, respectively, liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

for which the Company was liable under such agreements totaled $11,400 and $4,908 at June 30, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of June 30, 2022 and December 31, 2021.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $176 and $146 for the three months ended June 30, 2022 and 2021, respectively, and $339 and $402 for the six months ended June 30, 2022 and 2021, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $55 and $91 for the three months ended June 30, 2022 and 2021, respectively, and approximately $110 and $182 for the six months ended June 30, 2022 and 2021, respectively. See Note 5 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $1,402 and $2,764 as of June 30, 2022 and December 31, 2021, respectively, in accrued liabilities on the accompanying condensed balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of June 30, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other note receivables, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $131,300 compared to the book value of $130,932 as of June 30, 2022, and a fair value of approximately $125,600 compared to the book value of $125,623 as of December 31, 2021. The Company determined that the fair value of the fixed rate MHP Notes was approximately $100,500 compared to the book value of $101,850 as of June 30, 2022, and a fair value of approximately $83,000 compared to the book value of $83,773 as of December 31, 2021. The Company determined that the fair value of the other notes was approximately $29,400 compared to the book value of $30,321 as of June 30, 2022, and a fair value of approximately $38,500 compared to the book value of $38,886 as of December 31, 2021. This is a Level III valuation technique.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (in 000's)	$17,261	$12,649	$33,352	$23,349
Denominator:
Basic weighted-average common shares outstanding	24,406,020	24,202,631	24,355,412	24,200,879
Effect of dilutive securities:
Restricted stock grants	254,403	11,819	266,358	8,951
Stock options	261,702	20,463	151,575	19,435
Diluted weighted-average common shares outstanding	24,922,125	24,234,913	24,773,345	24,229,265
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.71	$0.52	$1.37	$0.96
Diluted	$0.69	$0.52	$1.35	$0.96

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $2 and $1 as of June 30, 2022 and December 31, 2021, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $116 and $49 as of June 30, 2022 and December 31, 2021, respectively. Home sales to Bell Mobile Homes were $1,223 and $695 for the three months ended June 30, 2022 and 2021, respectively, and $1,855 and $1,393 for the six months ended June 30, 2022 and 2021, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $1,018 and $524 for the three months ended June 30, 2022 and 2021, respectively, and $1,711 and $1,438 for the six months ended June 30, 2022 and 2021, respectively. There were no accounts receivable balances or accounts payable balances due from/to Shipley Bros. as of June 30, 2022 and December 31, 2021, respectively.

17. SUBSEQUENT EVENTS

On July 28, 2022, the Company entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A. The Amendment replaces the LIBOR borrowing rate with a secured overnight financing rate and waives a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the New Revolver.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

On August 11, 2022, the Company received notice from Nasdaq regarding the Company’s failure to file timely Form 10-Q for the period ending June 30, 2022. As a result of this delinquency, the Company submitted an update to its original plan to regain compliance with the Rule. The updated plan was submitted to Nasdaq on September 12, 2022.

On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment under the New Revolver. As a result, the available line of credit in the New Revolver has been limited to $20,000.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending March 31, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and six months ended June 30, 2022, we sold 999 and 2,003 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and six months ended June 30, 2021, we sold 945 and 1,665 home sections, respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 71 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the six months ended June 30, 2022, approximately 50% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 8% in Florida, 5% in Louisiana and 5% in Alabama. For the six months ended June 30, 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 13% in Georgia, 9% in Louisiana and 4% in Alabama. We plan to deepen our distribution channel by using cash from operations and borrowings from our lines of credit to expand our company-owned retail locations in new and existing markets.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2022, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	400 Acres	April 2018	$4,400	$1,564	$5,964
Bexar County, Texas	100 Acres	November 2018	1,300	114	1,414
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,431	2,079	4,510
Johnson County, Texas	91.5 Acres	July 2019	445	16	461
Venus, Texas	50 Acres	August 2019	422	7	429
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	129	1,679
			$11,437	$3,909	$15,346

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.

●	The coronavirus pandemic is an evolving threat to the economy and all businesses. At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown. Risks to the Company include but are not limited to:
o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o	reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;
o	reduced production resulting from factors such as the spread of the illness through the Company’s workforce or the impact of government interventions on labor force participation, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;
o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o	an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

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

Comparison of Three Months ended June 30, 2022 and 2021 (in thousands)

	Three months ended
	June 30,
	2022	2021	$ change	% change
Net revenue:
Product sales	$55,098	$41,115	$13,983	34.0%
Consumer and MHP loans interest	7,497	6,734	763	11.3%
Other	1,616	740	876	118.4%
Total net revenue	64,211	48,589	15,622	32.2%
Operating expenses:
Cost of product sales	37,411	28,343	9,068	32.0%
Selling, general administrative expenses	5,901	5,165	736	14.2%
Dealer incentive	439	114	325	285.1%
Income from operations	20,460	14,967	5,493	36.7%
Other income (expense)
Non‑operating interest income	783	429	354	82.5%
Miscellaneous, net	17	34	(17)	(50.0)%
Interest expense	(183)	(283)	100	(35.3)%
Total other	617	180	437	242.8%
Income before income tax expense	21,077	15,147	5,930	39.1%
Income tax expense	(3,816)	(2,498)	(1,318)	52.8%
Net income	$17,261	$12,649	$4,612	36.5%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $14.0 million, or 34.0%, during the three months ended June 30, 2022 as compared to the same period in 2021. This increase was driven by higher average sales price and a slight increase in unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2022 and 2021:

	Three months ended
	June 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$55,098	$41,115	$13,983	34.0%
Total products sold	794	783	11	1.4%
Net revenue per product sold	$69.4	$52.5	$17	32.2%

For the three months ended June 30, 2022, our net revenue per product sold increased because of the increase in units sold and increases to our product prices in the second quarter of 2022 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, commercial sales and other product sales partially offset by a decline in retail store sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales. For the three months ending September 30, 2022, we expect a decrease in net revenue attributable to product sales because of the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility.

Consumer and MHP loans interest income grew $0.8 million, or 11.3%, during the three months ended June 30, 2022 as compared to the same period in 2021 and is primarily related to our increase in outstanding consumer loan portfolio partially offset by a decrease in outstanding MHP Note portfolio. The consumer loan portfolio has a higher average contractual interest rate compared to the MHP Note portfolio average contractual interest rate. Between June 30, 2022 and June 30, 2021 our MHP Note portfolio decreased by $23.5 million and the consumer loan portfolio increased by $14.9 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income is expected to decrease during 2022 as compared to 2021.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $0.9 million, or 118.4% during the three months ended June 30, 2022 as compared to the same period in 2021.

The cost of product sales increased $9.1 million, or 32.0%, during the three months ended June 30, 2022 as compared to the same period in 2021. The increase in costs is primarily related to a slight increase in units sold and increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $0.7 million, or 14.2%, during the three months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $0.5 million increase in salaries and incentive costs, a $0.3 million increase in consulting and professional fees, a $0.2 million increase in title fees & expenses and a $0.2 million increase in loan losses partially offset by a net $0.5 million decrease in other miscellaneous costs.

Dealer incentive expense increased $0.3 million during the three months ended June 30, 2022 as compared to the same period in 2021.

Other income (expense), net increased $0.4 million during the three months ended June 30, 2022 as compared to the same period in 2021.  This increase was primarily due to a $0.4 million increase in non-operating interest income and a decrease of $0.1 million in interest expense.

Income tax expense was $3.8 million during the three months ended June 30, 2022 compared to $2.5 million for the same period in 2021. The effective tax rate for the three months ended June 30, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended June 30, 2021 was 16.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Comparison of Six Months ended June 30, 2022 and 2021 (in thousands)

	Six months ended
	June 30,
	2022	2021	$ change	% change
Net revenue:
Product sales	$106,885	$73,389	$33,496	45.6%
Consumer and MHP loans interest	14,262	13,372	890	6.7%
Other	2,992	1,767	1,225	69.3%
Total net revenue	124,139	88,528	35,611	40.2%
Operating expenses:
Cost of product sales	71,138	50,344	20,794	41.3%
Selling, general administrative expenses	13,560	9,958	3,602	36.2%
Dealer incentive	713	576	137	23.8%
Income from operations	38,728	27,650	11,078	40.1%
Other income (expense)
Non‑operating interest income	1,635	677	958	141.5%
Miscellaneous, net	603	238	365	153.4%
Interest expense	(239)	(509)	270	(53.0)%
Total other	1,999	406	1,593	392.4%
Income before income tax expense	40,727	28,056	12,671	45.2%
Income tax expense	(7,375)	(4,707)	(2,668)	56.7%
Net income	$33,352	$23,349	$10,003	42.8%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $33.5 million, or 45.6%, during the six months ended June 30, 2022 as compared to the same period in 2021. This increase was driven by higher average sales price and an increase in unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the six months of 2022 and 2021:

	Six Months Ended
	June 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$106,885	$73,389	$33,496	45.6%
Total products sold	1,596	1,410	186	13.2%
Net revenue per product sold	$67.0	$52.0	$14.9	28.7%

For the six months ended June 30, 2022, our net revenue per product sold increased because of the increase in units sold and increases to our product prices in the first half of 2022 due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in consignment sales, direct sales, commercial sales, other product sales and retail store sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales. For the three months ending September 30, 2022, we expect a decrease in net revenue attributable to product sales because of the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility.

Consumer and MHP loans interest income grew $0.9 million, or 6.7%, during the six months ended June 30, 2022 as compared to the same period in 2021 and is primarily related to our increase in outstanding consumer loan portfolio partially offset by a decrease in outstanding MHP Note portfolio. The consumer loan portfolio has a higher average contractual interest rate compared to the MHP Note portfolio average contractual interest rate. Between June 30, 2022 and June 30, 2021 our MHP Note portfolio decreased by $23.5 million and the consumer loan portfolio increased by $14.9 million. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income is expected to decrease during 2022 as compared to 2021.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $1.2 million, or 69.3% during the six months ended June 30, 2022 as compared to the same period in 2021.

The cost of product sales increased $20.1 million, or 41.3%, during the six months ended June 30, 2022 as compared to the same period in 2021. The increase in costs is primarily related to an increase in units sold and increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $3.6 million, or 36.2%, during the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $4.7 million increase in salaries and incentive costs and a $0.5 million increase in legal expense, a $0.1 million increase in consulting and professional fees, a $0.2 million increase in title fees & expenses partially offset by a $0.4 million decrease in loan losses, a $0.3 million decrease in warranty costs and a net $1.2 million decrease in other miscellaneous costs.

Dealer incentive expense increased $0.1 million, or 23.8%, during the six months ended June 30, 2022 as compared to the same period in 2021.

Other income (expense), net increased $1.6 million during the six months ended June 30, 2022 as compared to the same period in 2021.  This increase was primarily due to a $0.9 million increase in non-operating interest income, an increase of $0.4 million in miscellaneous income, net and a decrease of $0.3 million in interest expense.

Income tax expense was $7.4 million during the six months ended June 30, 2022 compared to $4.7 million for the same period in 2021. The effective tax rate for the six months ended June 30, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2021 was 16.8% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at June 30, 2022, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability (see Indebtedness – Capital One Revolver, below). As of June 30, 2022, we had approximately $14.3 million in cash and cash equivalents, compared to $1.0 million as of December 31, 2021.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2022	2021

Net cash used in operating activities	$(3,956)	$(4,775)
Net cash provided by (used in) investing activities	$10,072	$(8,482)
Net cash provided by financing activities	$7,109	$13,298
Net change in cash and cash equivalents	$13,225	$41
Cash and cash equivalents at beginning of period	$1,042	$768
Cash and cash equivalents at end of period	$14,267	$809

Comparison of Cash Flow Activities from June 30, 2022 to June 30, 2021

Net cash used in operating activities decreased $0.8 million during the six months ended June 30, 2022, compared to the comparable period in 2021, primarily as a result of increased MHP originations net of collections, increased dealer inventory loan originations net of collections, increased volume of consumer loan originations net of principal collections, increased inventories, increased accounts receivable, increase in other assets and a decrease in accounts payable. The increase in cash used in operating activities was partially offset by an increase in customer deposits, an increase in escrow liability and increased dealer incentive liability.

Net cash provided by investing activities of $10.1 million in 2022 was primarily attributable to $13.7 million of collections related to loans we made to third parties for the development of manufactured housing parks and collections of $0.3 million from our purchased consumer loans. These were offset by $2.4 million used for loans to third parties for the development of manufactured housing parks and $1.5 million used for the acquisition of property plant and equipment.

Net cash provided by financing activities of $7.1 million in 2022 was attributable to net proceeds of $4.6 million on our lines of credit and $2.5 million of proceeds from other liabilities. Net cash provided by financing activities of $13.5 million in 2021 was attributable to net proceeds of $13.5 million on our lines of credit.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of June 30, 2022 was 3.06%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $57,386 as of June 30, 2022. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the six months ended June 30, 2022 and 2021, interest expense under the New Revolver was $239 and $509, respectively. The outstanding balance as of June 30, 2022 and December 31, 2021 was $12,614 and $7,993 respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

On June 21, 2022, we received a Reservation of Rights notice from Capital One, N.A. The letter stated that our New Revolver was in default. The default condition occurred due to our failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, we executed a forbearance agreement with Capital One, N.A.

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment under the New Revolver. As a result, the available line of credit in the New Revolver has been limited to $20,000.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. As of June 30, 2022, we had not drawn down on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2022:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Lines of credit	$12,743	—	12,743	—	—
Operating lease obligations	$3,286	350	1,353	1,154	429

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $11,400 and $4,908 as of June 30, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2022.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and as described below.

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

The material weaknesses in financial reporting as of June 30, 2022 are summarized as follows:

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our June 30, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.		Description

EXHIBIT 10.1

Employment Agreement, effective as of June 7, 2022, between Legacy Housing Corporation and Duncan Bates (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 13, 2022)

EXHIBIT 10.2 *		Limited Waiver and First Amendment to Credit Agreement, dated July 28, 2022, between Legacy Housing Corporation and Capital One, N.A.

EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS *	-	XBRL Instance Document.

EXHIBIT 101.SCH *	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Dated: September 23, 2022	By:	/s/ Ronald Arrington
Name: Ronald Arrington
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)