Form 10-Q
period 2022-09-30
Legacy Housing Corp
filed 2022-11-08
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 24,406,020 shares of Common Stock ($0.001 par value) outstanding as of November 3, 2022.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,268	$1,042
Accounts receivable, net	5,472	5,118
Current portion of contracts - dealer financed	8,603	3,496
Current portion of consumer loans receivable	6,562	6,080
Current portion of notes receivable from mobile home parks (“MHP”)	8,944	10,049
Current portion of other notes receivable	9,577	21,070
Inventories	48,508	41,230
Prepaid expenses and other current assets	4,205	4,456
Total current assets	103,139	92,541
Contracts - dealer financed	2,123	—
Consumer loans receivable, net	127,888	119,543
Notes receivable from mobile home parks (“MHP”)	122,706	92,943
Other notes receivable, net	12,489	20,930
Inventories, net	5,494	2,678
Other assets - leased mobile homes	9,841	9,419
ROU assets - operating leases	2,916	—
Other assets	1,642	1,097
Property, plant and equipment, net	29,927	27,516
Total assets	$418,165	$366,667
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,099	$4,155
Accrued liabilities	17,746	20,686
Customer deposits	12,240	7,749
Escrow liability	10,572	9,350
Operating lease obligation	668	—
Total current liabilities	45,325	41,940
Long‑term liabilities:
Operating lease obligation, less current portion	2,356	—
Lines of credit	—	7,993
Deferred income taxes, net	3,004	3,004
Dealer incentive liability	5,255	4,336
Total liabilities	55,940	57,273
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,851,085 and 24,654,621 issued and 24,406,020 and 24,209,556 outstanding at September 30, 2022 and December 31, 2021, respectively	30	25
Treasury stock at cost, 445,065 shares at September 30, 2022 and December 31, 2021	(4,477)	(4,477)
Additional paid-in-capital	180,361	175,623
Retained earnings	186,311	138,223
Total stockholders' equity	362,225	309,394
Total liabilities and stockholders' equity	$418,165	$366,667

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenue:		(restated)		(restated)
Product sales	$48,678	$48,300	$155,563	$121,689
Consumer and MHP loans interest	7,002	7,259	21,264	20,631
Other	1,645	911	4,637	2,679
Total net revenue	57,325	56,470	181,464	144,999
Operating expenses:
Cost of product sales	33,510	35,676	104,648	86,020
Selling, general and administrative expenses	6,727	5,046	20,287	15,005
Dealer incentive	226	420	939	998
Income from operations	16,862	15,328	55,590	42,976
Other income (expense):
Non‑operating interest income	611	588	2,246	1,265
Miscellaneous, net	186	116	788	354
Interest expense	(88)	(318)	(326)	(827)
Total other	709	386	2,708	792
Income before income tax expense	17,571	15,714	58,298	43,768
Income tax expense	(2,836)	(2,721)	(10,210)	(7,427)
Net income	$14,735	$12,993	$48,088	$36,341
Weighted average shares outstanding:
Basic	24,406,020	24,204,362	24,356,809	24,202,053
Diluted	25,379,116	24,283,666	25,024,488	24,279,846
Net income per share:
Basic	$0.60	$0.54	$1.97	$1.50
Diluted	$0.58	$0.54	$1.92	$1.50

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:		(restated)
Net income	$48,088	$36,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,386	1,157
Amortization of deferred revenue	(1,542)	(542)
Provision for accounts and notes receivable	(80)	586
Provision for long term inventory	(69)	—
Amortization of operating lease right of use asset	3,022	—
Share based payment expense	4,744	163
Changes in operating assets and liabilities:
Accounts receivable	186	(4,359)
Consumer loans activity, net	(8,752)	(10,575)
Notes receivable MHP activity, net	(28,052)	35,312
Dealer inventory loan activity, net	(7,757)	—
Inventories	(10,025)	(4,338)
Prepaid expenses and other current assets	417	(285)
Other assets	(4,421)	(2,684)
Accounts payable and accrued liabilities	(2,987)	(4,581)
Customer deposits	4,491	2,724
Escrow liability	1,222	1,621
Dealer incentive liability	919	(82)
Net cash provided by operating activities	790	50,458
Investing activities:
Purchases of property, plant and equipment	(3,268)	(4,643)
Issuance of notes receivable	(3,053)	(27,127)
Notes receivable collections	23,544	7,761
Collections from purchased loans	372	1,614
Net cash provided by (used in) investing activities	17,595	(22,395)
Financing activities:
Proceeds from exercise of stock options	—	100
Proceeds from lines of credit	108,594	75,272
Payments on lines of credit	(116,753)	(103,350)
Net cash used in financing activities	(8,159)	(27,978)
Net increase in cash and cash equivalents	10,226	85
Cash and cash equivalents at beginning of period	1,042	768
Cash and cash equivalents at end of period	$11,268	$853
Supplemental disclosure of cash flow information:
Cash paid for interest	$208	$548
Cash paid for taxes	$11,673	$8,194

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	44	—	44
Net income (restated)	—	—	—	—	10,700	10,700
Balances, March 31, 2021 (restated)	24,647,696	25	(4,477)	175,337	99,052	269,937
Share based compensation expense and stock units vested	—	—	—	64	—	64
Net income (restated)	—	—	—	—	12,649	12,649
Balances, June 30, 2021 (restated)	24,647,696	25	(4,477)	175,401	111,701	282,650
Share based compensation expense and stock units vested	—	—	—	55	—	55
Share based compensation expense - stock options exercised	6,925	—	—	100	—	100
Net income (restated)	—	—	—	—	12,993	12,993
Balances, September 30, 2021 (restated)	24,654,621	$25	$(4,477)	$175,556	$124,694	$295,798

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation expense and stock units vested	158,571	4	—	4,003	—	4,007
Net income	—	—	—	—	16,092	16,092
Balances, March 31, 2022	24,813,192	29	(4,477)	179,626	154,315	329,493
Share based compensation expense and stock units vested	—	—	—	306	—	306
Net income	—	—	—	—	17,261	17,261
Balances, September 30, 2022	24,813,192	29	(4,477)	179,932	171,576	347,060
Share based compensation expense and stock units vested	—	1	—	429	—	430
Net income	—	—	—	—	14,735	14,735
Balances, September 30, 2022	24,813,192	$30	$(4,477)	$180,361	$186,311	$362,225

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

expected for the year ending December 31, 2022, or any other period. The accompanying balance sheet as of December 31, 2021 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

Restatement of Previously Issued Condensed Financial Statements (unaudited)

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company has restated its interim financial statements for the period ended September 30, 2021 to correct (i) an understatement of costs errantly assigned to accounts payable for inventory received but not invoiced, (ii) an overstatement of prepaid inventory and an understatement of cost of product sales and property, plant & equipment, (iii) an overstatement in finished goods inventory and an understatement of cost of product sales, (iv) a reclassification between prepaid expenses and other current assets and other assets, (v) a reclassification between prepaid expenses and other current assets and lines of credit, and (vi) a change in accrued liabilities and income tax expense.

The effects of the restatement on the line items within the Company’s condensed statement of income for the three months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$33,392	$2,284	$35,676
Income from operations	$17,612	$(2,284)	$15,328
Income before income tax expense	$17,998	$(2,284)	$15,714
Income tax expense	$(3,265)	$544	$(2,721)
Net income	$14,733	$(1,740)	$12,993
Net income per share:
Basic	$0.61	$(0.07)	$0.54
Diluted	$0.61	$(0.07)	$0.54

The effects of the restatement on the line items within the Company’s condensed statement of income for the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30, 2021
	As
	Originally		As
	Reported	Adjustments	Restated
Operating expenses:
Cost of product sale	$86,024	$(4)	$86,020
Income from operations	$42,972	$4	$42,976
Income before income tax expense	$43,764	$4	$43,768
Income tax expense	$(7,581)	$154	$(7,427)
Net income	$36,183	$158	$36,341
Net income per share:
Basic	$1.50	$—	$1.50
Diluted	$1.49	$0.01	$1.50

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The effects of the restatement on the line items within the Company’s condensed statement of cash flows for the nine months ended September 30, 2021 were as follows:

	Nine months September 30, 2021
	As Originally		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$36,183	$158	$36,341
Inventories	$(4,595)	$257	$(4,338)
Prepaid expenses and other current assets	$(2,571)	$2,286	$(285)
Other assets	$(2,352)	$(332)	$(2,684)
Accounts payable	$(4,027)	$(1,983)	$(6,010)
Accrued liabilities	$1,583	$(154)	$1,429
Net cash used in operating activities	$50,226	$232	$50,458
Investing activities:
Purchases of property, plant and equipment	$(4,596)	$(47)	$(4,643)
Net cash used in investing activities	$(22,348)	$(47)	$(22,395)
Financing activities:
Payments on lines of credit	$(103,165)	$(185)	$(103,350)
Net cash provided by financing activities	$(27,793)	$(185)	$(27,978)

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

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which can take the form of a consignment arrangement or an inventory financing arrangement. Consignment Sales under the consignment arrangement are considered sales of consigned homes from independent dealers to individual customers. Consignment Sales under the inventory financing arrangement are considered sales of homes to the independent dealer. Retail Store Sales are homes sold through Company-owned retail locations. Consignment Sales and Retail Sales of homes may be financed by the Company, by a third party, or paid in cash.

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers. For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments and an

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

annual curtailment payment for the first two years. After three years, they are required to payoff any remaining principle balance. Interest income is separately recorded in the statement of operations. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of operations.

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

For the three months ended September 30, 2022 and 2021, sales to an independent third-party and its affiliates accounted for $5,226 or 10.7% and $2,335 or 4.8% of our product sales, respectively. For the nine months ended September 30, 2022 and 2021, sales to an independent third-party and its affiliates accounted for $11,420 or 7.3% and $7,399 or 6.1% of our product sales, respectively.

For the three months ended September 30, 2022 and 2021, total cost of product sales included $2,711 and $3,978 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales. For the nine months ended September 30, 2022 and 2021, total cost of product sales included $8,964 and $8,976 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Product sales:
Direct sales	$12,325	$8,434	$34,933	$17,093
Commercial sales	13,784	12,198	42,147	37,840
Consignment sales	14,210	18,641	54,497	43,381
Retail store sales	5,572	5,929	15,388	15,435
Other (1)	2,787	3,098	8,598	7,940
Total product sales	48,678	48,300	155,563	121,689
Consumer and MHP loans interest:
Interest - consumer installment notes	4,559	4,019	13,717	12,208
Interest - MHP notes	2,443	3,240	7,547	8,423
Total consumer and MHP loans interest	7,002	7,259	21,264	20,631
Other	1,645	911	4,637	2,679
Total net revenue	$57,325	$56,470	$181,464	$144,999
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

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On September 30, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $666 and $343, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title for the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property. At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee equal to 10% of the remaining lease payments or six month’s rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $184 and $143 for the three months ended September 30, 2022 and 2021, respectively, and $538 and $373 for the nine months ended September 30, 2022 and 2021, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at September 30, 2022, are as follows:

2022 (3 months)	$538
2023	2,152
2024	2,152
2025	2,152
2026	2,152
Thereafter	4,890
Total	$14,036

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.4% and 13.5% as of September 30, 2022 and December 31, 2021, respectively. Consumer loans receivable have maturities that range from 3 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $10,572 and $9,350 as of September 30, 2022 and December 31, 2021, respectively, and are included in escrow liability in the condensed balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $960 and $517 as of September 30, 2022 and December 31, 2021, respectively, and are included in other assets in the condensed balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Consumer loans receivable	$137,752	$129,119
Loan discount and deferred financing fees	(2,498)	(2,612)
Allowance for loan losses	(804)	(884)
Consumer loans receivable, net	$134,450	$125,623

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for loan losses, beginning of period	$763	$814	$884	$905
Provision for loan losses	54	27	(203)	586
Charge offs (recoveries)	(13)	(39)	123	(689)
Allowance for loan losses	$804	$802	$804	$802

The reserve for loan losses consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Total consumer loans	$137,752	$129,119
Allowance for loan losses	$804	$884
Impaired loans individually evaluated for impairment	$1,350	$1,239
Specific reserve against impaired loans	$548	$533
Other loans collectively evaluated for allowance	$136,402	$127,880
General allowance for loan losses	$256	$351

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of September 30, 2022 and December 31, 2021, the total principal outstanding for consumer loans on nonaccrual status was $1,350 and $1,239, respectively. A detailed aging of consumer loans receivable that are past due as of September 30, 2022 and December 31, 2021 were as follows:

	As of September 30,		As of December 31,
	2022	%	2021	%
Total consumer loans receivable	$137,752	100.0	$129,119	100.0
Past due consumer loans:
31 - 60 days past due	$744	0.5	$594	0.5
61 - 90 days past due	106	0.1	407	0.3
91 - 120 days past due	204	0.1	114	0.1
Greater than 120 days past due	1,147	0.8	967	0.7
Total past due	$2,201	1.6	$2,082	1.6

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $118 million of the MHP Notes have a fixed interest rate ranging from 6.9% to 10.2%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 8.0% and 7.6% as of September 30, 2022 and December 31, 2021, respectively, with maturities that range from 1 to 18 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally guaranteed by the borrowers personally.

The Company had concentrations of MHP Notes with an independent third-party and its affiliates that equaled 31.0% and 52.1% of the principal balance outstanding, all of which was secured by the mobile homes, as of September 30, 2022 and December 31, 2021, respectively.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of September 30, 2022 and December 31, 2021, the MHP Note balance is presented net of unamortized finance fees of $725 and $445, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of September 30, 2022 and December 31, 2021 and no charge offs were recorded for MHP Notes during the three and nine months ended September 30, 2022 and 2021, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of September 30, 2022 and December 31, 2021.

There were no impaired MHP Notes as of September 30, 2022 and December 31, 2021, respectively, and there were no repossessed homes balances as of September 30, 2022 and December 31, 2021, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sales of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

offices, as well as vehicles, and are typically guaranteed by the borrowers personally. The interest rate on the other notes are fixed and range from 5.00% to 12.00%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. There were no past due balances for other notes as of September 30, 2022 and December 31, 2021, respectively, and there were no impaired balances for other notes as of September 30, 2022 and December 31, 2021, respectively.

The balance outstanding on the other notes receivable were as follows:

	As of September 30,	As of December 31,
	2022	2021
Outstanding principal balance	$22,119	$42,074
Allowance for loan losses	(53)	(74)
Total	$22,066	$42,000

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

a similar term and in a similar economic environment. The remaining weighted-average lease term is 4.76 years and the weighted-average discount rate is 2.12%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three and nine months ended September 30, 2022.

Short-term leases, those with a term of 12 months or less, are not recorded on our Condensed Balance Sheet. Our short-term lease costs were not material for the three and nine months ended September 30, 2022.

As of September 30, 2022, future minimum lease payments under our operating lease liabilities were as follows:

2022 (3 months)	$176
2023	708
2024	644
2025	608
2026	546
Thereafter	430
Total lease payments	$3,112
Less amount representing interest	(88)
Total lease liability	$3,024
Less current lease liability	(668)
Total non-current lease liability	$2,356

6. INVENTORIES

Inventories consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Raw materials	$19,321	$15,431
Work in progress	682	714
Finished goods (1)	34,362	28,195
Allowance for obsolescence	(363)	(432)
Total	$54,002	$43,908
(1)	Finished goods includes $5,494 and $2,678 as of September 30, 2022 and December 31, 2021, respectively, held for more than twelve months and classified as long-term.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Land	$14,953	$14,949
Buildings and leasehold improvements	16,488	13,722
Vehicles	1,556	1,682
Machinery and equipment	5,679	5,058
Furniture and fixtures	300	298
Total	38,976	35,709
Less accumulated depreciation	(9,049)	(8,193)
Total property, plant and equipment	$29,927	$27,516

Depreciation expense was $295 with $116 included as a component of cost of product sales for the three months ended September 30, 2022 and $403 with $113 included as a component of cost of product sales for the three months ended September 30, 2021. Depreciation expense was $872 with $364 included as a component of cost of product sales for the nine months ended September 30, 2022 and $784 with $327 included as a component of cost of product sales for the nine months ended September 30, 2021.

8. OTHER ASSETS

Other assets consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Prepaid rent	$349	$248
Other	333	332
Repossessed homes	960	517
Total	$1,642	$1,097

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	As of September 30,	As of December 31,
	2022	2021
Warranty reserve	$2,614	$2,876
Litigation reserve	1,362	2,764
Payroll	1,479	1,685
Portfolio taxes and title	2,280	2,467
Property tax	699	546
Dealer rebates	1,171	1,160
Sales tax	301	310
Federal and state income taxes	5,787	7,445
Other	2,053	1,433
Total accrued liabilities	$17,746	$20,686

10. DEBT

Lines of Credit

Revolver 1

At December 31, 2019, the Company had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 and a maturity date of May 11, 2020. On March 30, 2020, the Company entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. The letter stated that the Company’s New Revolver was in default. The default condition occurred due to the Company’s failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, the Company entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A. The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate and waived a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the New Revolver. On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment under the New Revolver. As a result, the available line of credit in the New Revolver has been limited to $20,000.

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2022 and December 31, 2021 was 4.56% and 2.10%, respectively. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $20,000 and $61,841 as of September 30, 2022 and December 31, 2021, respectively. In connection with the New Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

For the three months ended September 30, 2022 and 2021, interest expense under the New Revolver was $87 and $318, respectively. For the nine months ended September 30, 2022 and 2021, interest expense under the New Revolver was $326 and $827, respectively. The outstanding balance as of September 30, 2022 and December 31, 2021 was $0 and $7,993, respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, the Company would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. No amounts have been drawn on this credit facility.

11. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2022, the Company had 8.1 million shares available for grant under the Compensation Plan.

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

On January 6, 2022, the Company gave contingent equity awards of 350,000 shares of the Company’s restricted stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. An equity award of 175,000 shares will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $36 per share (the “$36 Equity Award”). The $36 Equity Awards had a grant date fair value of $1,412 and fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. An additional equity award of

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price reaches and remains for a period of fifteen consecutive market days at a closing price of $48 per share (the “$48 Equity Award”). The $48 Equity Awards had a grant date fair value of $683 and fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. As of September 30, 2022, none of the conditions have been met for the vesting of the $36 Equity Awards or the $48 Equity Awards.

On June 7, 2022, the Company granted 14,700 restricted shares of its common stock to the Chief Executive Officer of the Company pursuant to an employment agreement. The shares were granted on June 7, 2022 and had a grant date fair value of $235. One-half of the shares vest on June 7, 2023 and the remaining half vest on June 7, 2024.

On June 7, 2022, the Company granted 301 restricted shares of its common stock to an independent director on the Company’s Board of Directors. The shares were granted on June 7, 2022 and had a grant date fair value of $5. The shares become fully vested on October 24, 2022.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2022	35	$14.01
Granted	515	$11.80
Vested	(158)	$24.33
Nonvested, September 30, 2022	392	$6.93

As of September 30, 2022, approximately 392,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at September 30, 2022 was $1,943 and is expected to be recognized over 1.80 years.

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

The following is a summary of option activity (number of units in thousands):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	83	$16.83	$12.27	9.36
Granted	1,025	$40.59	$4.99	9.69
Exercised	—	$—	$—	—
Forfeited	(28)	14.44	8.67	—
Outstanding, September 30, 2022	1,080	$39.54	$5.41	9.66	$—
Exercisable, September 30, 2022	5	$18.02	$14.07	8.99	$—

As of September 30, 2022, approximately 1,075,000 options remained nonvested. Unrecognized compensation expense related to these options at September 30, 2022 was $5,655 and is expected to be recognized over 9.66 years.

On March 31, 2020, the Company filed a registration statement on Form S-8 to register with the SEC approximately 2.3 million shares of Legacy common stock available for issuance under the 2018 Incentive Compensation Plan. The registration statement became effective upon filing.

12. INCOME TAXES

The provision for income tax expense for the nine months ended September 30, 2022 and 2021 was $10,210 and $7,427, respectively. The effective tax rate for the nine months ended September 30, 2022 was 17.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2021 was 17.0% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At September 30, 2022 and December 31, 2021, the Company accrued a $206 and $373, respectively, liability for incurred but not reported claims.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totaled $9,905 and $4,908 at September 30, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly have not recorded any reserve for repurchase commitment as of September 30, 2022 and December 31, 2021.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $180 and $140 for the three months ended September 30, 2022 and 2021, respectively, and $530 and $436 for the nine months ended September 30, 2022 and 2021, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $55 and $82 for the three months ended September 30, 2022 and 2021, respectively, and approximately $165 and $263 for the nine months ended September 30, 2022 and 2021, respectively. See Note 5 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $1,362 and $2,764 as of September 30, 2022 and December 31, 2021, respectively, in accrued liabilities on the accompanying condensed balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company is not a party to any interest rate swaps as of September 30, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other note receivables, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $134,500 compared to the book value of $134,450 as of September 30, 2022, and a fair value of approximately $125,600 compared to the book value of $125,623 as of December 31, 2021. The Company determined that the fair value of the fixed rate MHP Notes was approximately $116,900 compared to the book value of $118,300 as of September 30, 2022, and a fair value of approximately $83,000 compared to the book value of $83,773 as of December 31, 2021. The Company determined that the fair value of the fixed rate other notes was approximately $19,700 compared to the book value of $20,759 as of September 30, 2022, and a fair value of approximately $38,500 compared to the book value of $38,886 as of December 31, 2021. This is a Level III valuation technique.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (in 000's)	$14,735	$12,993	$48,088	$36,341
Denominator:
Basic weighted-average common shares outstanding	24,406,020	24,204,362	24,356,809	24,202,053
Effect of dilutive securities:
Restricted stock grants	260,114	13,280	267,796	10,478
Stock options	712,982	66,024	399,883	67,315
Diluted weighted-average common shares outstanding	25,379,116	24,283,666	25,024,488	24,279,846
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.60	$0.54	$1.97	$1.50
Diluted	$0.58	$0.54	$1.92	$1.50

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $57 and $1 as of September 30, 2022 and December 31, 2021, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $57 and $49 as of September 30, 2022 and December 31, 2021, respectively. Home sales to Bell Mobile Homes were $695 and $1,750 for the three months ended September 30, 2022 and 2021, respectively, and $2,550 and $3,143 for the nine months ended September 30, 2022 and 2021, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $524 and $1,047 for the three months ended September 30, 2022 and 2021, respectively, and $2,235 and $2,486 for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable balances due from Shipley Bros. were $117 and $0 as of September 30, 2022 and December 31, 2021, respectively. There were no accounts payable balances due to Shipley Bros. as of September 30, 2022 and December 31, 2021, respectively.

17. SUBSEQUENT EVENTS

On November 3, 2022, Legacy’s Board of Directors unanimously approved a stock repurchase program that will enable the Company to repurchase up to $10,000 of its outstanding common stock. The timing and amount of any shares purchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program will be in effect until October 31, 2025.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fifth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending June 30, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 390 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 31/2 bathrooms. Our homes range in price, at retail, from approximately $22,000 to $140,000. For the three and nine months ended September 30, 2022, we sold 944 and 2,947 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and nine months ended September 30, 2021, we sold 1,044 and 2,709 home sections, respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 71 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the nine months ended September 30, 2022, approximately 51% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 6% in Florida, 5% in Louisiana and 5% in Arizona. For the nine months ended September 30, 2021, approximately 47% of our manufactured homes were sold in Texas, followed by 15% in Georgia, 10% in Louisiana and 6% in Alabama.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2022, these properties include the following (dollars in 000’s):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$3,139	$7,354
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	1,232	3,871
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	24	446
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	254	1,804
			$11,006	$4,756	$15,762

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel.

●	The coronavirus pandemic is an evolving threat to the economy and all businesses. At this time both the duration of the pandemic and the magnitude of the economic consequences are unknown. Risks to the Company include but are not limited to:
o	increased loan losses or deferred loan payments as loan obligors suffer cash flow issues resulting from reduced employment, reduced rental income or unit sales, or other factors;
o	reduced sales volume as potential customers are unable to shop for new homes or cannot qualify for a home purchase, retail dealers or company stores reduce or stop operations, or MHP owners reduce their future home purchases;
o	reduced production resulting from factors such as the spread of the illness through the Company’s workforce or the impact of government interventions on labor force participation, reduced product demand, or government-mandated closures of our factories, company-owned stores, or retail lots of independent dealers who carry our products;
o	delays in development projects as zoning, regulatory, and permitting decisions are likely to be postponed and the expected negative impact of the pandemic on the construction industry;
o	reduced raw material availability related to global supply chain disruption from the pandemic, including possible border closures;
o	decreased cash flow from operations which could negatively affect our liquidity;
o	an outbreak of illness among our management and accounting staff could negatively affect our ability to maintain operations, operate our financial systems, delay our statutory reporting, and reduce our internal control of financial reporting.

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

Comparison of Three Months ended September 30, 2022 and 2021 (in thousands)

	Three months ended
	September 30,
	2022	2021	$ change	% change
Net revenue:
Product sales	$48,678	$48,300	$378	0.8%
Consumer and MHP loans interest	7,002	7,259	(257)	(3.5)%
Other	1,645	911	734	80.6%
Total net revenue	57,325	56,470	855	1.5%
Operating expenses:
Cost of product sales	33,510	35,676	(2,166)	(6.1)%
Selling, general administrative expenses	6,727	5,046	1,681	33.3%
Dealer incentive	226	420	(194)	(46.2)%
Income from operations	16,862	15,328	1,534	10.0%
Other income (expense)
Non‑operating interest income	611	588	23	3.9%
Miscellaneous, net	186	116	70	60.3%
Interest expense	(88)	(318)	230	(72.3)%
Total other	709	386	323	83.7%
Income before income tax expense	17,571	15,714	1,857	11.8%
Income tax expense	(2,836)	(2,721)	(115)	4.2%
Net income	$14,735	$12,993	$1,742	13.4%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $0.4 million, or 0.8%, during the three months ended September 30, 2022 as compared to the same period in 2021. This increase was driven by higher average sales price offset by a decrease in unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2022 and 2021:

	Three months ended
	September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$48,678	$48,300	$378	0.8%
Total products sold	753	816	(63)	(7.7)%
Net revenue per product sold	$64.6	$59.2	$5	9.2%

For the three months ended September 30, 2022, our net revenue per product sold increased because of increases to our product prices due to rising material and labor costs, which resulted in higher home sales prices and more revenue generated per home sold. We had increases in direct sales and commercial sales partially offset by a decline in consignment sales, retail store sales and other product sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales. For the three months ending September 30, 2022, we experienced a decrease in net revenue attributable to product sales due to the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility. We plan to increase shipments from our Eatonton facility during the fourth quarter and meet or exceed historical levels by early 2023.

Consumer and MHP loans interest income declined $0.3 million, or 3.5%, during the three months ended September 30, 2022 as compared to the same period in 2021 and is primarily related to our increase in outstanding consumer loan portfolio partially offset by a decrease in outstanding MHP Note portfolio. The consumer loan portfolio has a higher average contractual interest rate compared to the MHP Note portfolio average contractual interest rate. On

September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income decreased during 2022 as compared to 2021. Between September 30, 2022 and September 30, 2021 our consumer loan portfolio increased by $12.8 million, partially offsetting the decline in MHP loan interest income.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $0.7 million, or 80.6% during the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $0.4 million increase in servicer fee revenue, a $0.2 million increase in commercial lease rents and a $0.1 million increase in consignment fees.

The cost of product sales decreased $2.2 million, or 6.1%, during the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in costs is primarily related to a decrease in units sold, partially offset by increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $1.7 million, or 33.3%, during the three months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $0.8 million increase in warranty costs, a $0.4 million increase in salaries and incentive costs, a $0.2 million increase in consulting and professional fees, a $0.2 million increase in bad debts, a $0.1 million increase in loan loss provision and a $0.1 million increase in advertising and promotions, partially offset by a net $0.1 million decrease in other miscellaneous costs.

Dealer incentive expense decreased $0.2 million, or 46.2% during the three months ended September 30, 2022 as compared to the same period in 2021.

Other income (expense), net increased $0.3 million, or 83.7% during the three months ended September 30, 2022 as compared to the same period in 2021.  This increase was primarily due to a $0.2 million decrease in interest expense and an increase of $0.1 million in miscellaneous income, net.

Income tax expense was $2.8 million during the three months ended September 30, 2022 compared to $2.7 million for the same period in 2021. The effective tax rate for the three months ended September 30, 2022 was 16.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended September 30, 2021 was 17.3% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Comparison of Nine Months ended September 30, 2022 and 2021 (in thousands)

	Nine months ended
	September 30,
	2022	2021	$ change	% change
Net revenue:
Product sales	$155,563	$121,689	$33,874	27.8%
Consumer and MHP loans interest	21,264	20,631	633	3.1%
Other	4,637	2,679	1,958	73.1%
Total net revenue	181,464	144,999	36,465	25.1%
Operating expenses:
Cost of product sales	104,648	86,020	18,628	21.7%
Selling, general administrative expenses	20,287	15,005	5,282	35.2%
Dealer incentive	939	998	(59)	(5.9)%
Income from operations	55,590	42,976	12,614	29.4%
Other income (expense)
Non‑operating interest income	2,246	1,265	981	77.5%
Miscellaneous, net	788	354	434	122.6%
Interest expense	(326)	(827)	501	(60.6)%
Total other	2,708	792	1,916	241.9%
Income before income tax expense	58,298	43,768	14,530	33.2%
Income tax expense	(10,210)	(7,427)	(2,783)	37.5%
Net income	$48,088	$36,341	$11,747	32.3%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $33.9 million, or 27.8%, during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was driven by higher average sales price and an increase in unit volumes.

Net revenue attributable to our factory-built housing consisted of the following during the nine months of 2022 and 2021:

	Nine Months Ended
	September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$155,563	$121,689	$33,874	27.8%
Total products sold	2,349	2,226	123	5.5%
Net revenue per product sold	$66.2	$54.7	$11.6	21.1%

For the nine months ended September 30, 2022, our net revenue per product sold increased primarily because of the increase in unit prices over the first half of 2022, as rising material and labor costs were passed on to our customers. We had increases in consignment sales, direct sales, commercial sales and other product sales, slightly offset by a decrease in retail store sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales. For the three months ending September 30, 2022, we experienced a decrease in net revenue attributable to product sales due to the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility. We plan to increase shipments from our Eatonton facility during the fourth quarter and meet or exceed historical levels by early 2023.

Consumer and MHP loans interest income grew $0.6 million, or 3.1%, during the nine months ended September 30, 2022 as compared to the same period in 2021 and is primarily related to our increase in average outstanding consumer loan portfolio balance partially offset by a decrease in average outstanding MHP Note portfolio balance. The consumer loan portfolio has a higher average contractual interest rate compared to the MHP Note portfolio average contractual interest rate. Between September 30, 2022 and September 30, 2021 our consumer loan portfolio increased by $12.8 million resulting in an increase of consumer loan interest income. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income decreased during 2022 as compared to 2021, partially offsetting the increase in consumer loan interest income.

Other revenue primarily consists of consignment fees, commercial lease rents and servicer fee revenue and increased $2.0 million, or 73.1% during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $1.0 million increase in consignment fees, a $0.5 million increase in commercial lease rents and a $0.5 million increase in servicer fee revenue.

The cost of product sales increased $18.6 million, or 21.7%, during the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in costs is primarily related to an increase in units sold and increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $5.3 million, or 35.2%, during the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to a $5.0 million increase in salaries and incentive costs, a $0.6 million increase in legal expense, a $0.5 million increase in warranty costs, a $0.3 million increase in consulting and professional fees, a $0.2 million increase in bad debts, and a $0.2 million increase in depreciation and amortization expense, partially offset by a $0.3 million increase in loan loss provision and a net $1.2 million decrease in other miscellaneous costs.

Dealer incentive expense decreased $0.1 million, or 5.9%, during the nine months ended September 30, 2022 as compared to the same period in 2021.

Other income (expense), net increased $1.9 million, or 241.9% during the nine months ended September 30, 2022 as compared to the same period in 2021.  This increase was primarily due to a $1.0 million increase in non-operating interest income, an increase of $0.4 million in miscellaneous income, net and a decrease of $0.5 million in interest expense.

Income tax expense was $10.2 million during the nine months ended September 30, 2022 compared to $7.4 million for the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 was 17.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2021 was 17.0% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at September 30, 2022, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability (see Indebtedness – Capital One Revolver, below). As of September 30, 2022, we had approximately $11.3 million in cash and cash equivalents, compared to $1.0 million as of December 31, 2021.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2022	2021

Net cash provided by operating activities	$790	$50,458
Net cash provided by (used in) investing activities	$17,595	$(22,395)
Net cash used in financing activities	$(8,159)	$(27,978)
Net change in cash and cash equivalents	$10,226	$85
Cash and cash equivalents at beginning of period	$1,042	$768
Cash and cash equivalents at end of period	$11,268	$853

Comparison of Cash Flow Activities from September 30, 2022 to September 30, 2021

Net cash provided by operating activities decreased $49.7 million during the nine months ended September 30, 2022, compared to the comparable period in 2021, primarily as a result of increased MHP originations net of collections, increased dealer inventory loan originations net of collections, increased volume of consumer loan originations net of principal collections, increased inventories, increase in other assets and a decrease in accounts payable and accrued liabilities. The increase in cash used in operating activities was partially offset by an increase in customer deposits, an increase in escrow liability and increased dealer incentive liability.

Net cash provided by investing activities of $17.6 million in 2022 was primarily attributable to $23.5 million of collections related to loans we made to third parties for the development of manufactured housing parks and collections of $0.4 million from our purchased consumer loans. These were offset by $3.1 million used for loans to third parties for the development of manufactured housing parks and $3.3 million used for the acquisition of property plant and equipment.

Net cash used in financing activities of $8.2 million in 2022 was attributable to net payments of $8.2 million on our lines of credit. Net cash used in financing activities of $28.0 million in 2021 was attributable to net payments of $28.1 million on our lines of credit offset by $0.1 million received from the exercise of stock options.

Indebtedness

Capital One Revolver. At December 31, 2019, we had a revolving line of credit (“Revolver 1”) with Capital One, N.A. with a maximum credit limit of $45,000 and a maturity date of May 11, 2020. On March 30, 2020, we entered into an agreement with Capital One, N.A. to replace Revolver 1 with a new revolving line of credit (“New Revolver”). The New Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024. For the period January 1, 2020 through March 30, 2020, Revolver 1 accrued interest at one-month LIBOR plus 2.40%. Amounts available under Revolver 1 were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes.

On June 21, 2022, we received a Reservation of Rights notice from Capital One, N.A. The letter stated that our New Revolver was in default. The default condition occurred due to our failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, we entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A. The Amendment replaces the LIBOR borrowing rate with a secured overnight financing rate and waives a default arising out of a monetary judgement against us that exceeded the amount allowed in the New Revolver.

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

The New Revolver accrues interest at one-month LIBOR plus 2.00%. The interest rate in effect as of September 30, 2022 was 4.56%. As with Revolver 1, amounts available under the New Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the New Revolver was $20,000 as of September 30, 2022. In connection with the New Revolver, we paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the New Revolver.

For the nine months ended September 30, 2022 and 2021, interest expense under the New Revolver was $326 and $827, respectively. The outstanding balance as of September 30, 2022 and December 31, 2021 was $0 and $7,993 respectively. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provides a credit facility for up to $10,000, which can be drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds are drawn, we would pay transaction costs and debt service payments. The PILOT agreement requires interest payments of 6.00% per annum on outstanding balances, which are due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest are due. The PILOT agreement is collateralized by the assets of the Project. No amounts have been drawn on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2022:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2022	2023 - 2024	2025 - 2026	After 2026
Operating lease obligations	$3,112	176	1,352	1,154	430

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $9,905 and $4,908 as of September 30, 2022 and December 31, 2021, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2022.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of September 30, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and as described below.

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

The material weaknesses in financial reporting as of September 30, 2022 are summarized as follows:

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our September 30, 2022 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Limited Waiver and First Amendment to Credit Agreement, dated July 28, 2022, between Legacy Housing Corporation and Capital One, N.A. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on September 23, 2022)

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

LEGACY HOUSING CORPORATION

Dated: November 8, 2022	By:	/s/ Ronald Arrington
Name: Ronald Arrington
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)