Form 10-K
period 2022-12-31
Legacy Housing Corp
filed 2023-03-15
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $108,311,007; 8,299,694 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2022 have been deemed affiliates.

As of March 10, 2023, the total number of shares outstanding of the registrant’s common stock was 24,380,224 shares.

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

We are the fifth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2022, we sold 4,189 home sections (which are entire modules or single floors) and in 2021 we sold 3,635 home sections. We commenced operations in 2005 and have experienced strong sales growth since our inception.

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $75,000 and include young and working class families, as well as persons age 55 and older. In 2021, there were approximately 68,619,000 households in the United States with annual household incomes of less than $75,000, representing 52% of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom-made homes using quality materials and distributing those homes through our expansive network of independent retailers and company-owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce approximately 70 home sections, or approximately 60 fully-completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2022, are sold to consumers, primarily across 15 states through a network of 156 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. During 2022, approximately 53% of our manufactured homes were sold in Texas, followed by 9% in Georgia, 5% in Florida, 5% in Alabama, 5% in Arizona and 4% in Louisiana. During 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 16% in Georgia, 8% in Louisiana and 5% in Alabama.

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

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target universe of manufactured home buyers consists of households with total annual income below $75,000 which comprised 52% of total U.S. households in 2021. We believe our target U.S. age group is wide ranging from young families who are often first time homebuyers to older homebuyers who may be downsizing or moving towards a more rural lifestyle. The comparatively low all-in cost of fully-equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all-in average sales price per square foot difference between a new manufactured home and a new site-built home (excluding land).

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

Source: U.S. Census Bureau.

The manufactured housing industry shipped 112,882 and 105,772 manufactured homes in 2022 and 2021, respectively, according to data published by the U.S. Census Bureau. Manufactured housing shipments have increased by 22% over the past five years and represent approximately 8% of total completed privately owned housing units.

Manufactured Home Shipments vs. Total Completed Housing
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
1976
1978
1980
1982
1984
1986
1988
1990
1992
1994
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
Manufactured Home Shipments
% of Total Housing Units
Average %

Source: U.S. Census Bureau

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 80 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By utilizing an assembly-line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and, are on average producing approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We utilize local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, among others,

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
●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve our 156 independent and 13 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 1,082 homes in 2022 and 1,095 homes in 2021, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 946 homes in 2022 and 732 homes in 2021, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 913 homes in 2022 and 1,046 homes in 2021. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes. We currently have approximately 52 company-owned trucks, which transported approximately 79% of our production during 2022 to manufactured home communities, our company-owned retail locations and independent dealers.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. We believe our company-owned stores will, on average, carry higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently that incorporate unique and varied customer-requested features. We are constantly seeking ways in which to directly source materials to be used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line. When these custom homes are sold through company-owned retail stores, we expect to capture higher gross margins.
●	Available Financing for our Dealers and Retail Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide floor plan financing for our independent retailers, which takes the form of a consignment arrangement between the retailer and us. We also provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations, and we provide financing to community owners that buy our products for use in their rental housing communities. Our company has been providing floor plan financing to our independent retailers since our formation and we now have 156 independent retailers using our consignment solution. We now have more than 3,400 retail customers that purchased their homes utilizing our retail financing solutions.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.

●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that a strong alignment of interests with stockholders and investors exists through the ownership of a significant percentage of our outstanding shares by our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth E. Shipley (Executive Vice President and Director). Messrs. Hodgson and Shipley acquired their ownership in 2005 when they founded the company. Each individual has received a minimal annual salary ($50,000). Messr. Shipley continues to receive a minimal annual salary ($50,000). In January 2022, Messr. Hodgson entered into an amended and restated employment agreement which provides him with an annual salary of $200,000 and a signing bonus of 150,000 shares of restricted stock, which vested upon grant. Under this new agreement, he is also eligible for an annual incentive bonus and equity awards. By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe the combination of these characteristics has promoted long-term planning, an enhanced culture among our customers, strategic partners and employees, and ultimately the creation of value for our investors.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 18 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for interest and servicing revenues, which act as additional drivers of net income for us. During the years ended December 31, 2022 and 2021, we financed approximately 45% and 46% of the homes we sold to customers, respectively. We intend to expand financing and leasing solutions to manufactured housing community-owner customers, in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We believe there are significant growth opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and for financing bulk purchases of those homes by community owners.
●	Pursue Selective Development Opportunites. We seek to grow through selective acquisition of developable land in proximity to our manufacturing footprint which will serve as a future revenue stream for the underlying land as well as ensuring high utilization of our expertise in manufacturing and distribution. In April 2018, we acquired approximately 420 acres of raw land located in Bastrop County near Austin, Texas for $4.2 million. In November 2018, we acquired approximately 69 acres of raw land located near Adkins, Texas for $0.8 million. In July and August 2019, we acquired approximately 140 acres of raw land in Johnson County, Texas for $0.9 million. In September 2020, we acquired approximately 80 acres of raw land in Wise County, Texas for $0.9 million. In February 2021, we acquired approximately 233 acres of raw land in Bexar County, Texas for $1.6 million. We will continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of additional manufactured housing communities in order to provide locations for manufactured homes for our customers. Management estimates that our land holdings will yield approximately 3000 manufactured home pad sites.
●	Focus on our Retail Process. As of December 31, 2022, we distribute our products primarily across 15 states through a combination of 13 company-owned retail locations and 156 independent retail locations. We believe that a focused network of company-owned retail locations will allow us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company-owned stores will, on average, carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.

Our Products

Overview. We are the fifth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2022. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately-owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

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

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time, generating less waste and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2022 and 2021 we sold 4,189 and 3,635 home sections, including 139 and 230 tiny houses, respectively.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the years ended December 31, 2022 and 2021, we produced, on average, approximately 70 home sections per week, or 60 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We intend to continue seeking greater direct sourcing of materials from original manufacturers. This will allow us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. Pricing and availability of certain raw materials were volatile during 2022 and 2021 due to a number of factors in the economic environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs.

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

Distribution

As of December 31, 2022, we distribute our manufactured homes primarily across 15 states through a network of 156 independent retail locations, 13 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets. During the years ended December 31, 2022 and 2021, no independent retailer accounted for 10% or more of our manufacturing sales.

Below is a list of the states in which we sold most of our manufactured homes and the approximate percentage of those sales to our total product sales:

	% of 2022	% of 2021
	Total	Total
Location	Net Sales	Net Sales
Texas	53%	50%
Georgia	9%	16%
Florida	5%	2%
Alabama	5%	5%
Arizona	5%	—%
Louisiana	4%	8%
Oklahoma	3%	2%
North Carolina	2%	2%
New Mexico	2%	2%
South Carolina	2%	2%
Kansas	1%	1%
Colorado	1%	1%
Kentucky	1%	1%

In 2022 and 2021, we also sold homes in Arkansas, Iowa, Illinois, Indiana, Michigan, Mississippi, Missouri, Nevada, Ohio, Pennsylvania, Tennessee, Utah, Virginia and Wisconsin. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet-based marketing assistance. We believe we have the most comprehensive printed catalog of manufactured housing products in the industry.

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our consignment arrangements or financed sales. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third-party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory. The maximum amount of our contingent obligations under such repurchase agreements was approximately $8,925,000 and $4,908,000 as of December 31, 2022 and 2021, respectively, without reduction for the resale value of the homes.

Approximately 63% of our 2022 product sales were attributable to our independent retail distributors, 9% to our company-owned retail locations and 29% directly to owners of manufactured housing communities. Approximately 57% of our 2021 product sales were attributable to our independent retail distributors, 13% to our company-owned retail locations and 30% directly to owners of manufactured housing communities.

As of December 31, 2022, we operate 13 company-owned retail locations. Our company-owned locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company-owned stores will, on average, be more productive than our independent retail locations and carry higher gross margins.

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

Our sales and marketing strategy focuses on households with annual incomes of less than $60,000 which includes young families, working class families and persons age 50 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man-camp housing. Additionally, we continue to be well-positioned to react to any increase in demand for affordable, quickly-delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the years ended December 31, 2022 and 2021, no customer accounted for more than 10% of our net sales.

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

Floor Plan Financing. We provide floor plan or wholesale financing for most of our independent retailers for products we manufacture and for pre-owned products. This wholesale financing is a consignment from us to our independent retailers. The retailers pay their own freight and pay us a monthly fee ranging from 1.0% to 1.4% per month of the wholesale invoice amount of the home. They are also obligated to pay $1,000 toward the invoice amount each year after the consignment with the first $1,000 reduction due one year following consignment. During 2022, we collected $3,370,000 from the independent retailers. Upon sale, the independent retailer is obligated to pay us the invoice amount, less any prepaid reductions, prior to moving the home away from their retail location. If they provide certain documentation to us, we allow them to move the home to their customer’s location and we notify the customer’s lending source to pay us the amount due upon funding of the loan. We have proprietary technology that we install in many consigned homes that gives us the ability to determine if a consigned home has been moved from the retail location without permission. The independent dealer is free to terminate the consignment agreement by giving us 90-days’ advance notice if it is current on all its obligations to us. Our wholesale consignment contracts require us to defer income recognition until we are paid in full. For the years ended December 31, 2022 and 2021, we recorded consignment sales of $84,037,000 and $63,496,000, respectively. Consignment sales are recorded when a house under one of our consignment agreements is sold to the end consumer.

Certain of our wholesale factory-built housing sales to independent retailers are purchased through wholesale floor plan financing arrangements. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which is typically 24 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of contingent obligations under our repurchase agreements (without reduction for the resale value of the homes) as of December 31, 2022 was $8,925,000. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. We carry no reserve for this contingent liability.

Overview of Consumer and MHP Financing Options as of December 31, 2022

($ in thousands)

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans	or Monthly Fee	Term
Consumer Financing	$142,340	3,405	13.4% average contractual rate	124 months
MHP Community Financing	$144,321	545	8.1% average contractual rate	48 months

We also offer inventory floor plan financing to retailers that takes the form of a consignment arrangement. As of December 31, 2022, we had $5,132,000 of inventory under consignment to our retailers.

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

We provide retail consumer financing to consumers who purchase our full-size manufactured homes and tiny houses and dealer incentive arrangements to encourage independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer 80% of the retailer’s gross margin through these consignment arrangements and we retain 20% of the retail gross margins in the consignment portfolio. We transfer the consigned value of the home to the consignment portfolio as our contribution to the consignment arrangement. The retailer is obligated to remarket any repossessions associated with consignment transactions, and obtain 90% of the outstanding balance on the home at the time of repossession. We charge each dealer in the consignment arrangement fees for servicing the loans and receive a preferred return of 10% to 12% per annum for amounts we invest. Upon payback of our contribution, fees and preferred returns, we split the remaining balance with the independent retailer according to a negotiated formula which is accounted for as the dealer incentive liability. As of December 31, 2022, we owned 3,405 retail consumer loans with an average principal balance of $38,891. Our average remaining term on these loans as of December 31, 2022 was 124 months and the average percentage rate (APR) of interest was 13.4%. Our average loan-to-value (“LTV”) at the time of loan origination, which is based on the gross sales price to the borrower, was 83% for the consumer financing portfolio as of December 31, 2022. We have not financed, and have no current plans to finance, new homes manufactured by our competitors in the ordinary course of our business.

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

Manufactured Housing Community Financing. We provide financing to owners of manufactured housing communities for our products that they buy in order to rent to their residents. These loans generally have a ten-year term and can have a fixed or variable interest rate. Approximately 97% of the these loans have a fixed interest rate ranging from 6.9% to 11.5%. The remaining loans bear interest at the prime rate plus 4%, with a floor and a ceiling. Down payments, delivery expenses and installation expenses are negotiated on a case-by-case basis. As of December 31, 2022 and 2021, loans outstanding from manufactured home communities totaled $143,253,000 and $102,992,000, which comprised 545 and 530 loans, respectively. Our average remaining term on these loans was approximately four years and six years as of December 31, 2022 and 2021, respectively.

We also make loans to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us. These loans typically range in term from two to five years and carry interest at 5.00% to 12.0%. For the year ended December 31, 2022, we originated loans to owners of manufactured home communities for lot development purposes with a total amount of $4,010,000.

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

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Skyline Champion Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 17 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies. We are the country’s fifth largest producer of manufactured homes. Accordingly, we believe we have a significant opportunity to expand in this industry by effectively growing our market share.

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

Employees

As of December 31, 2022, we had approximately 870 employees. Of our employees, approximately 770 individuals are hourly employees and 100 individuals are salaried employees. Our employees are currently not represented by any collective bargaining unit. We believe that our relationship with our employees is good.

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

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used. We currently lease our facility in Eatonton, Georgia from the Putnam Development Authority. In

December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement is to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provided a credit facility for up to $10,000 which could have been drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds had been drawn, the Company would have paid transactions costs and debt service payments. The PILOT agreement required interest payments of 6.00% per annum on outstanding balances, which would have been due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest would have been due. The PILOT agreement was collateralized by the assets of the Project. No amounts were drawn on this credit facility.

We currently operate 13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 9 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2023 to 2028. Total rent expense for the years ended December 31, 2022 and 2021 was $713,000 and $698,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of December 31, 2022, there were 13 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2022 or 2021. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

In November 2022, the Company’s Board of Directors approved a new repurchase program (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company may purchase up to $10,000,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. No shares have been purchased under the 2022 Repurchase Program. The 2022 Repurchase Program expires October 31, 2025.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the fifth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the twelve month period ending September 30, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2022, we sold 4,189 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2021, we sold 3,635 home sections.

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

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom-made homes using quality materials and distributing those homes through our expansive network of independent retailers and company-owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 156 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During 2022, approximately 53% of our manufactured homes were sold in Texas, followed by 9% in Georgia, 5% in Florida, 5% in Alabama, 5% in Arizona and 4% in Louisiana. During 2021, approximately 50% of our manufactured homes were sold in Texas, followed by 16% in Georgia, 8% in Louisiana and 5% in Alabama.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2022, these properties include the following ($’s in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$3,381	$7,596
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	1,373	4,012
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	24	446
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	246	1,796
			$11,006	$5,131	$16,137

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at or near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We are actively reviewing organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

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

Inventories

Inventories consist of raw materials, work-in-process, and finished goods. Finished goods are stated at the lower of cost or net realizable value. Raw materials cost approximates the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

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

Consignment Sales

We provide floor plan financing for independent retailers, which takes the form of a consignment arrangement or a financed sale. Consignment sales under the inventory financing arrangement are considered sales of homes to the independent dealer and are recognized as revenue upon delivery of the home to the dealer’s location. Sales under a consignment agreement are recognized as revenue when we enter into a sales contract and receive full payment for cash sales, and title passes; or, upon execution of a sales and financing contract, with a down payment received from and upon delivery of the home to the final individual customer, at which time title passes and collectability is reasonably assured. For homes sold to customers through independent retailers under consignment arrangements and financed by us, a percentage of profit is paid to the independent retailer up front as a commission for sale and also reimburses certain direct expenses incurred by the independent retailer for each transaction. Such payments are recorded as cost of product sales in our statement of operations.

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

Comparison of Years ended December 31, 2022 and 2021 (in thousands)

	Year ended
	December 31,
	2022	2021	$ change	% change
Net revenue:
Product sales	$222,052	$165,995	$56,057	33.8%
Consumer and MHP loans interest	28,564	27,195	1,369	5.0%
Other	6,399	4,317	2,082	48.2%
Total net revenue	257,015	197,507	59,508	30.1%
Operating expenses:
Cost of product sales	150,114	114,050	36,064	31.6%
Selling, general administrative expenses	27,568	23,306	4,262	18.3%
Dealer incentive	1,315	1,235	80	6.5%
Income from operations	78,018	58,916	19,102	32.4%
Other income (expense)
Non‑operating interest income	2,942	2,095	847	40.4%
Miscellaneous, net	1,563	503	1,060	210.7%
Interest expense	(375)	(887)	512	(57.7)%
Total other	4,130	1,711	2,419	141.4%
Income before income tax expense	82,148	60,627	21,521	35.5%
Income tax expense	(14,375)	(10,756)	(3,619)	33.6%
Net income	$67,773	$49,871	$17,902	35.9%

Product sales primarily consist of direct sales, commercial sales, consignment sales and retail store sales. Product sales increased $56.1 million, or 33.8%, in 2022 as compared to 2021. This increase was driven by higher average sales price, the conversion of certain independent dealer consignment arrangements to financing arrangements and an increase in unit volumes. The conversion of consignment arrangements to financing arrangements resulted in an increase to producet sales of approximately $29.1 million during 2022. We expect the conversion of consignment arrangements to financing arrangements to have minimal impact on product sales in 2023.

Net revenue attributable to our factory-built housing consisted of the following in 2022 and 2021:

	Year Ended
	December 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net revenue:
Products sold	$222,052	$165,995	$56,057	33.8%
Total products sold	3,339	3,011	328	10.9%
Net revenue per product sold	$66.5	$55.1	$11.4	20.6%

In 2022, our net revenue per product sold increased primarily because of the increase in unit prices over the first half of 2022, as rising material and labor costs were passed on to our customers. We had increases in consignment sales, direct sales, commercial sales and other product sales, slightly offset by a decrease in retail store sales. Sales through our company-owned retail stores have higher margins than our direct sales and consignment sales. For the six months ending December 31, 2022, we experienced a decrease in net revenue attributable to product sales due to the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease of approximately 36% in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility. We increased shipments from our Eatonton facility during the fourth quarter and plan to meet or exceed historical levels in 2023.

Consumer and MHP loans interest income grew $1.4 million, or 5.0%, in 2022 as compared to 2021 and is primarily related to our increase in average outstanding consumer loan portfolio balance partially offset by a decrease in average outstanding MHP Note portfolio balance. The consumer loan portfolio has a higher average contractual interest rate compared to the MHP Note portfolio average contractual interest rate. Between December 31, 2022 and December 31, 2021 our consumer loan portfolio increased by $13.4 million resulting in an increase of consumer loan interest income. On September 30, 2021, we collected $44.9 million in principal payment from one of our borrowers. As a result of this payment, MHP loan interest income decreased during 2022 as compared to 2021, partially offsetting the increase in consumer loan interest income.

Other revenue primarily consists of commercial lease rents, consignment fees and servicer fee revenue. Other revenue increased $2.1 million or 48.2% primarily due to a $1.4 million increase in consignment fees, a $0.5 million increase in commercial lease rents and a $0.2 million increase in servicer fee revenue.

The cost of product sales increased $36.1 million, or 31.6%, in 2022 as compared to 2021. The increase in costs is primarily related to an increase in units sold and increases in the cost of materials and labor in 2022 which was materially passed along to our end-customer.

Selling, general and administrative expenses increased $4.3 million, or 18.3%, in 2022 as compared to 2021. This increase was primarily due to a $5.7 million increase in salaries and incentive costs, a $0.6 million increase in warranty costs, a $0.6 million increase in consulting and professional fees, and a $0.2 million increase in depreciation and amortization expense, partially offset by a $1.4 million decrease in legal expense, a $0.4 million increase in loan loss provision and a net $1.0 million decrease in other miscellaneous costs.

Dealer incentive expense increased $0.1 million, or 6.5% in 2022 as compared to 2021.

Other income (expense), net increased $2.4 million, or 141.4%, in 2022, as compared to 2021. This increase was primarily due to a $0.8 million increase in non-operating interest income, a $0.6 million increase in capital gains related to the sale of leased property, a $0.5 million increase in miscellaneous income, net, and a decrease of $0.5 million in interest expense.

Income tax expense was $14.4 million for 2022 compared to $10.8 million for and 2021. The effective tax rate for the year ended December 31, 2022 was 17.5% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the year ended December 31, 2021 was 17.7% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at December 31, 2022, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability (see Indebtedness – Capital One Revolver, below). As of December 31, 2022, we had approximately $2.8 million in cash and cash equivalents, compared to $1.0 million as of December 31, 2021. We also held an investment of $8.4 million in US Treasury Notes as of December 31, 2022.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2022	2021

Net cash (used in) provided by operating activities	$(1,691)	$60,296
Net cash provided by (used in) investing activities	$9,081	$(31,942)
Net cash used in financing activities	$(5,614)	$(28,080)
Net change in cash and cash equivalents	$1,776	$274
Cash and cash equivalents at beginning of year	$1,042	$768
Cash and cash equivalents at end of year	$2,818	$1,042

Comparison of Cash Flow Activities from 2022 to 2021

Net cash used in operating activities was $1.7 million during the year ended December 31, 2022, compared to net cash of $60.3 million provided by operating activities during 2021. This change was primarily as a result of increased cash used for MHP originations net of collections, increased dealer inventory loan originations net of collections, increased volume of consumer loan originations net of principal collections, a decrease in accrued liabilities and an increase in other assets. The increase in cash used in operating activities was partially offset by an increase in operating income before non-cash adjustments, increased volume of other notes receivables principal collections net of originations, decreased inventories, increase in customer deposits, and increased dealer incentive liability.

Net cash provided by investing activities of $9.1 million in 2022 was primarily attributable to $23.5 million of collections related to loans we made to third parties for the development of manufactured housing parks, proceeds of $1.7 million for the sale of leased property and collections of $0.5 million from our purchased consumer loans. These were offset by $8.4 million used for the purchase of our investment in treasury notes, $4.4 million used for loans to third parties for the development of manufactured housing parks and $3.8 million used for the acquisition of property plant and equipment.

Net cash used in financing activities of $5.6 million in 2022 was attributable to net payments of $5.6 million on our lines of credit. Net cash used in financing activities of $28.1 million in 2021 was attributable to net payments of $28.2 million on our lines of credit offset by $0.1 million received from the exercise of stock options.

Indebtedness

Capital One Revolver. On March 30, 2020, we entered into an agreement with Capital One, N.A. for new revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000,000 and a maturity date of March 30, 2024.

On June 21, 2022, we received a Reservation of Rights notice from Capital One, N.A. The letter stated that our Revolver was in default. The default condition occurred due to our failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, we entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A. The Amendment replaces the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waives a default arising out of a monetary judgement against us that exceeded the amount allowed in the Revolver.

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver has been limited to $20,000.

The Revolver accrues interest at one-month SOFR plus 2.00%. The interest rates in effect as of December 31, 2022 and 2021 were 6.12% and 2.10%, respectively. Amounts available under the Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the Revolver was $17,400,000 as of December 31, 2022. In connection with the Revolver, we paid certain arrangement fees and other fees of approximately $295,000, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the Revolver.

For the years ended December 31, 2022 and 2021, interest expense under the Revolver was $225,000 and $887,000, respectively. The outstanding balance as of December 31, 2022 and 2021 was $2,545,000 and $7,993,000, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. We were in compliance with all financial covenants as of December 31, 2022, including that we maintain a tangible net worth of at least $120,000,000 and that we maintain a ratio of debt to EBITDA of 4-to-1, or less.

PILOT Agreement. In December 2016, we entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement was to provide us with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to our Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provided a credit facility for up to $10,000, which could have been drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds had been drawn, we would have paid transaction costs and debt service payments. The PILOT agreement required interest payments of 6.00% per annum on outstanding balances, which would have been due each December 1 through maturity on December 1, 2021, at which time all unpaid principal and interest would have been due. The PILOT agreement is collateralized by the assets of the Project. No amounts were drawn on this credit facility.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2022:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2023	2024 - 2025	2026 - 2027	After 2027
Lines of credit	$2,545	—	2,545	—	—
Operating lease obligations	$2,831	683	1,198	837	113

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $8,925,000 and $4,908,000 as of December 31, 2022 and 2021, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2022.

Recent Accounting Pronouncements

For information regarding recently issued and adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2022 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

ITEM 8.      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 229)

Audit Committee, Board of Directors and Shareholders

Legacy Housing Corporation

Bedford, Texas

Opinion on the financial statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (the Company) as of December 31, 2022, and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton, LLP

We have served as the Company’s auditor since 2022.

Sunrise, Florida

March 15, 2023

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

/s/ Weaver, LLP

We served as the Company’s auditor from 2021 to 2022.

Dallas, Texas

August 3, 2022

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,818	$1,042
Held to Maturity Securities	8,412	—
Accounts receivable, net	4,873	5,118
Current portion of contracts - dealer financed	29,441	3,496
Current portion of consumer loans receivable	6,801	6,080
Current portion of notes receivable from mobile home parks (“MHP”)	9,670	10,049
Current portion of other notes receivable	8,927	20,300
Inventories	32,075	42,000
Prepaid expenses and other current assets	4,064	4,456
Total current assets	107,081	92,541
Contracts - dealer financed	595	—
Consumer loans receivable, net	132,208	119,543
Notes receivable from mobile home parks (“MHP”), net	133,072	92,943
Other notes receivable, net	13,795	20,930
Inventories, net	6,987	2,678
Other assets - leased mobile homes	8,824	9,419
ROU assets - operating leases	2,663	—
Other assets	1,482	1,097
Property, plant and equipment, net	30,106	27,516
Total assets	$436,813	$366,667
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,549	$4,155
Accrued liabilities	16,895	20,686
Customer deposits	9,715	7,749
Escrow liability	9,653	9,350
Operating lease obligation	650	—
Total current liabilities	41,462	41,940
Long‑term liabilities:
Operating lease obligation, less current portion	2,121	—
Lines of credit	2,545	7,993
Deferred income taxes, net	3,065	3,004
Dealer incentive liability	5,516	4,336
Total liabilities	54,709	57,273
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,814,695 and 24,654,621 issued and 24,369,630 and 24,209,556 outstanding at December 31, 2022 and December 31, 2021, respectively	30	25
Treasury stock at cost, 445,065 shares at December 31, 2022 and December 31, 2021	(4,477)	(4,477)
Additional paid-in-capital	180,555	175,623
Retained earnings	205,996	138,223
Total stockholders' equity	382,104	309,394
Total liabilities and stockholders' equity	$436,813	$366,667

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Income (in thousands, except share and per share data)

	Year ended December 31,
	2022	2021
Net revenue:
Product sales	$222,052	$165,995
Consumer and MHP loans interest	28,564	27,195
Other	6,399	4,317
Total net revenue	257,015	197,507
Operating expenses:
Cost of product sales	150,114	114,050
Selling, general and administrative expenses	27,568	23,306
Dealer incentive	1,315	1,235
Income from operations	78,018	58,916
Other income (expense):
Non‑operating interest income	2,942	2,095
Miscellaneous, net	1,563	503
Interest expense	(375)	(887)
Total other	4,130	1,711
Income before income tax expense	82,148	60,627
Income tax expense	(14,375)	(10,756)
Net income	$67,773	$49,871
Weighted average shares outstanding:
Basic	24,357,785	24,204,437
Diluted	24,742,419	24,275,989
Net income per share:
Basic	$2.78	$2.06
Diluted	$2.74	$2.05

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2020	24,639,125	$25	$(4,477)	$175,293	$88,352	$259,193
Share based compensation expense and stock units vested	8,571	—	—	230	—	230
Share based compensation expense - stock options exercised	6,925	—	—	100	—	100
Net income	—	—	—	—	49,871	49,871
Balances, December 31, 2021	24,654,621	25	(4,477)	175,623	138,223	309,394
Share based compensation expense and stock units vested	160,074	5	—	4,932	—	4,937
Net income	—	—	—	—	67,773	67,773
Balances, December 31, 2022	24,814,695	30	(4,477)	180,555	205,996	382,104

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2022	2021
Operating activities:
Net income	$67,773	$49,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,936	1,587
Amortization of deferred revenue	(1,383)	814
Amortization of Treasury Note Discount	(25)	—
Amortization of lines of credit cost	74	—
Provision for accounts and notes receivable	(109)	971
Provision for long term inventory	(83)	(188)
Gain from sale of leased property	(753)	(98)
Amortization of operating lease right of use asset	62	—
Deferred income taxes	61	1,033
Share based payment expense	4,936	230
Changes in operating assets and liabilities:
Accounts receivable	309	(5,325)
Consumer loans activity, net	(13,346)	(15,525)
Notes receivable MHP activity, net	(39,423)	32,727
Dealer inventory loan activity, net	(26,553)	—
Inventories	5,699	(7,840)
Prepaid expenses and other current assets	485	(1,221)
Other assets	(1,449)	(1,739)
Accounts payable and accrued liabilities	(3,397)	(1,453)
Right of use activity, net	46	—
Customer deposits	1,966	4,737
Escrow liability	303	1,621
Dealer incentive liability	1,180	94
Net cash (used in) provided by operating activities	(1,691)	60,296
Investing activities:
Purchases of property, plant and equipment	(3,800)	(5,952)
Proceeds from sale of leased property	1,684	—
Purchase of investments - treasury notes	(8,386)
Issuance of notes receivable	(4,394)	(36,806)
Notes receivable collections	23,495	9,026
Collections from purchased loans	482	1,790
Net cash provided by (used in) investing activities	9,081	(31,942)
Financing activities:
Proceeds from exercise of stock options	—	100
Proceeds from lines of credit	100,589	96,088
Payments on lines of credit	(106,203)	(124,268)
Net cash used in financing activities	(5,614)	(28,080)
Net increase in cash and cash equivalents	1,776	274
Cash and cash equivalents at beginning of year	1,042	768
Cash and cash equivalents at end of year	$2,818	$1,042
Supplemental disclosure of cash flow information:
Cash paid for interest	$251	$873
Cash paid for taxes	$10,314	$8,195

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

On April 17, 2019, the Company purchased 300,000 shares of its common stock at the price of $10.20 per share, pursuant to the Company’s repurchase program. During the year ended December 31, 2020, the Company purchased 145,065 shares of its common stock at an average price of $9.77 per share, pursuant to the Company’s repurchase program. In November 2022, the Company’s Board of Directors approved a new repurchase program (the “2022 Repurchase Program”). Under the 2022 Repurchase Program, the Company may purchase up to $10,000 of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors.  Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice. The 2022 Repurchase Program expires October 31, 2025.

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

Following the corporate conversion, Legacy Housing Corporation continues to hold all property and assets of Legacy Housing, Ltd. and all of the debts and obligations of Legacy Housing, Ltd. On the effective date of the corporate conversion, the officers of Legacy Housing, Ltd. became the officers of Legacy Housing Corporation. As a result of the corporate conversion, the Company is a federal corporate taxpayer.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2022, the Company had two bank accounts that exceeded the FDIC limit. One account exceeded the FDIC limit by $1,504 and the second account exceeded the FDIC limit by $133.

Held to Maturity Securities

Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments consist of US Treasury Notes with a maturity date of November 2023.

Accounts Receivable

Included in accounts receivable “net” are receivables from direct sales of mobile homes, sales of parts and supplies to customers, consignment fees and interest. Accounts receivable “dealer financed” are receivables for interest, fees and curtailments owed from dealers under their inventory finance agreements.

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2022 and 2021, the allowance for doubtful accounts totaled $279 and $343, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.4% as of December 31, 2022 and 13.5% as of December 31, 2021. Consumer loans receivable have maturities that range from 2 to 30 years.

Loan applications go through an underwriting process which considers credit history to evaluate credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,653 and $9,350 as of December 31, 2022 and 2021, respectively, and are included in escrow liability in the balance sheets.

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

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is normally when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2022 and 2021, total principal outstanding for consumer loans on nonaccrual status was $1,610 and $1,239, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

collection efforts; (4) units located on private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance as the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged-off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $795 and $517 as of December 31, 2022 and 2021, respectively, and are included in other assets in the balance sheets.

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes” or “Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $130,000 of the Notes have a fixed interest rate ranging from 6.9% to 11.5%. The remaining Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 8.1% and 7.6% as of December 31, 2022 and 2021, respectively with maturities that range from 1 to 10 years. The collateral underlying the Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2021, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 10.4% and 30.1% of the principal balance outstanding, all of which was secured by the mobile homes.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. There were minimal past due balances on the MHP Notes as December 31, 2022 and 2021 and no charge offs were recorded for MHP Notes for the years ended December 31, 2022 and 2021, respectively. Allowance for loan loss is considered immaterial and accordingly no provision is recorded against the MHP Notes as of December 31, 2022 and 2021.

There were no impaired MHP Notes for the years ended December 31, 2022 and 2021, respectively, and there were no repossessed homes balances as of December 31, 2022 and 2021, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

are fixed and range from 5.00% to 17.90%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. As of December 31, 2022 and 2021, the allowance for loan losses on other notes was $0 and $5, respectively. There were no past due balances for other notes as of December 31, 2022 and 2021, respectively, and there were no impaired balances for other notes as of December 31, 2022 and 2021, respectively.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2022 and 2021, the Company recorded an insignificant amount of inventory write-down.

The Company evaluates inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The Company classifies its inventory not expected to be sold in one year as non-current. As of December 31, 2022 and 2021, non-current inventory was $6,987 and $2,678, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title for the mobile homes remains with the Company, and the lease is accounted for as an operating lease.

The standard lease agreement is typically for 96 months or 120 months. Under the lease arrangement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented as a residence at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing all damages caused by force majeure events even in cases of total or partial loss of the property. At the end of the lease term or in the event of default, the lessee is required to deliver to the Company the homes with all improvements in good repair and condition in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease with 30 days written notice to the Company and pay a lease termination fee equal to 10% of the remaining lease payments or six month’s rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed upon determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise the renewal extension option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $582 and $442 for the years ended December 31, 2022 and 2021, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

Future minimum lease income under all operating leases for each of the next five years at December 31, 2022, are as follows:

2023	$1,964
2024	1,964
2025	1,964
2026	1,964
2027	1,792
Thereafter	2,561
Total	$12,209

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying asset or its determinable fair value. No impairment for long-lived assets was recorded for the years ended December 31, 2022 and 2021.

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

A dealer incentive liability is recorded in the Company’s balance sheet based on total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2022 and 2021, the dealer incentive liability was $5,516 and $4,336, respectively. Dealer incentive expense for the years ended December 31, 2022 and 2021 totaled $1,315 and $1,235, respectively, and is included in the Company’s statements of income.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

A tabular presentation of the activity within the warranty liability account for the years ended December 31, 2022 and 2021 is presented below:

	2022	2021
Warranty liability, beginning of year	$2,876	$2,594
Product warranty accrued	2,874	2,152
Warranty costs incurred	(2,701)	(1,870)
Warranty liability, end of year	$3,049	$2,876

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $120 and $367, respectively.

Fair Value Measurements

The Company accounts for its investments and derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company was not a party to any interest rate swap agreements during the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $138,800 compared to the book value of $139,009 as of December 31, 2022, and a fair value of approximately $125,600 compared to the book value of $125,623 as of December 31, 2021. The Company determined that the fair value of the fixed rate MHP Notes was approximately $128,400 compared to the book value of $129,966 as of December 31, 2022, and a fair value of approximately $83,000 compared to the book value of $83,773 as of December 31, 2021. The Company determined that the fair value of the fixed rate other notes was approximately $21,600 compared to the book value of $22,722 as of December 31, 2022, and a fair value of approximately $38,500 compared to the book value of $38,886 as of December 31, 2021. This is a Level II valuation technique.

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

Revenue from product sales is recognized at a point in time when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers. For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments and an annual curtailment payment for the first two years. After three years, they are required to payoff any remaining principle balance. Interest income is separately recorded in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of income.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

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

For the year ended December 31, 2022, sales to two independent third-parties and their affiliates accounted for $13,008 or 5.9% and $11,879 or 5.4% of our product sales, respectively. For the years ended December 31, 2021, sales to an independent third-party and its affiliates accounted for $9,165 or 5.5% of our product sales, respectively.

For the years ended December 31, 2022 and 2021, total cost of product sales included $11,588 and $11,303 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

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

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021
Product sales:
Direct sales	$45,549	$25,173
Commercial sales	61,373	46,835
Consignment sales	84,037	63,496
Retail store sales	19,629	20,011
Other (1)	11,464	10,480
Total product sales	222,052	165,995
Consumer and MHP loans interest:
Interest - consumer installment notes	18,369	16,658
Interest - MHP notes	10,195	10,537
Total consumer and MHP loans interest	28,564	27,195
Other	6,399	4,317
Total net revenue	$257,015	$197,507
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2022 and 2021.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

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

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statement of operations. Shipping and handling costs for the years ended December 31, 2022 and 2021 were $1,804 and $1,981, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

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

The determination of the provision for income taxes requires significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2022, which includes the tax years 2019, 2020 and 2021.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2021, the Company had concentrations of MHP Notes with two independent third-parties and their respective affiliates that equaled 10.4% and 30.1% of the principal balance outstanding, all of which was secured by the mobile homes.

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. As an emerging growth company, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2022 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $3,258 at transition. However, this standard did not have a material impact on the consolidated statement of income or the consolidated statement of cash flows. See Note 6 for further discussion on leases.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to use the longer phase-in period for adoption, and accordingly this ASU is effective for the Company’s fiscal year beginning January 1, 2023. The Company expects that allowance amounts will increase due to the adoption of this ASU.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update extend the transition relief period for reference rate reform from December 31, 2022 to December 31, 2024. The amendments in ASU 2022-06 apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was effective upon issuance. The new standard has had no material impact on the Company's financial statements.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption.

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2022 and 2021:

	2022	2021
Consumer loans receivable	$142,340	$129,119
Loan discount and deferred financing fees	(2,501)	(2,612)
Allowance for loan losses	(830)	(884)
Consumer loans receivable, net	$139,009	$125,623

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021:

	2022	2021
Allowance for loan losses, beginning of period	$884	$905
Provision for loan losses	(243)	725
Charge offs (recoveries)	189	(746)
Allowance for loan losses	$830	$884

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

The impaired and general reserve for allowance for loan losses at December 31, 2022 and 2021:

	2022	2021
Total consumer loans	$142,340	$129,119
Allowance for loan losses	$830	$884
Impaired loans individually evaluated for impairment	$1,610	$1,239
Specific reserve against impaired loans	$612	$533
Other loans collectively evaluated for allowance	$140,730	$127,880
General allowance for loan losses	$218	$351

A detailed aging of consumer loans receivable that are past due as of December 31, 2022 and 2021 were as follows:

	2022	%	2021	%
Total consumer loans receivable	$142,340	100.0	$129,119	100.0
Past due consumer loans:
31 - 60 days past due	$1,150	0.8	$594	0.5
61 - 90 days past due	108	0.1	407	0.3
91 - 120 days past due	486	0.3	114	0.1
Greater than 120 days past due	1,255	0.9	967	0.7
Total past due	$2,999	2.1	$2,082	1.6

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of December 31, 2022 and 2021, the MHP Note balance is presented net of unamortized finance fees of $1,068 and $445, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of December 31, 2022 and 2021, respectively, and no charge offs were recorded for MHP Notes during the for the years ended December 31, 2022 and 2021, respectively. Allowance for loan loss is considered immaterial and accordingly no loss is recorded against the MHP Notes as of December 31, 2022 and 2021.

5. Other Notes Receivable

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2022 and 2021:

	2022	2021
Outstanding principal balance	$22,722	$41,235
Allowance for loan losses	—	(5)
Total	$22,722	$41,230

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

6. LEASES

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. The remaining weighted-average lease term is 4.54 years and the weighted-average discount rate is 2.12%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the year ended December 31, 2022.

Short-term leases, those with a term of 12 months or less, are not recorded on our Balance Sheet. Our short-term lease costs were not material for the year ended December 31, 2022.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

As of December 31, 2022, future minimum lease payments under our operating lease liabilities were as follows:

2023	$683
2024	610
2025	588
2026	526
2027	311
Thereafter	113
Total lease payments	$2,831
Less amount representing interest	(60)
Total lease liability	$2,771
Less current lease liability	(650)
Total non-current lease liability	$2,121

7. INVENTORIES

Inventories consisted of the following at December 31, 2022 and 2021:

	2022	2021
Raw materials	$17,442	$15,431
Work in progress	592	714
Finished goods (1)	21,429	29,034
Allowance for obsolescence	(401)	(501)
Total	$39,062	$44,678

(1) Finished goods includes $6,987 and $2,678 as of December 31, 2022 and 2021, respectively, held for more than twelve months and classified as long-term.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2022 and 2021:

	2022	2021
Land	$14,953	$14,949
Buildings and leasehold improvements	16,949	13,722
Vehicles	1,556	1,682
Machinery and equipment	5,750	5,058
Furniture and fixtures	300	298
Total	39,508	35,709
Less accumulated depreciation	(9,402)	(8,193)
Total property, plant and equipment	$30,106	$27,516

Depreciation expense was $1,137 with $568 included as a component of cost of product sales for the year ended December 31, 2022 and $1,145 with $450 included as a component of cost of product sales for the year ended December 31, 2021.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

9. OTHER ASSETS

Other assets consisted of the following at December 31, 2022 and 2021:

	2022	2021
Prepaid rent	$349	$248
Other	338	332
Repossessed homes	795	517
Total	$1,482	$1,097

10. DEBT SECURITIES

Debt Securities have been classified according to management’s intent. The Company purchased US Treasury Notes in November 2022 and they mature in November 2023. The debt securities have been classified as held-to-maturity and the amortized cost are $8,412 and $0 at December 31, 2022 and 2021, respectively.

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2022 and 2021:

	2022	2021
Warranty reserve	$3,049	$2,876
Litigation reserve	753	2,764
Payroll	1,006	1,685
Portfolio taxes and title	1,610	2,467
Property tax	54	546
Dealer rebates	1,402	1,160
Sales tax	61	310
Federal and state income taxes	6,699	7,445
Other	2,261	1,433
Total accrued liabilities	$16,895	$20,686

12. DEBT

Lines of Credit

Revolver 1

On March 30, 2020, the Company entered into an agreement with Capital One, N.A. for a new revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. The letter stated that the Company’s Revolver was in default. The default condition occurred due to the Company’s failure to timely file the Form 10-K and deliver certain financial statement to Capital One, N.A. On July 28, 2022, the Company entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the Revolver. On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One, N.A. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One, N.A. was permitted to suspend $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver has been limited to $20,000.

The Revolver accrues interest at one-month SOFR plus 2.00%. The interest rates in effect as of December 31, 2022 and 2022 were 6.12% and 2.10%, respectively. Amounts available under the Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the Revolver was $17,400 and $61,841 as of December 31, 2022 and 2021, respectively. In connection with the Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the Revolver.

For the years ended December 31, 2022 and 2021, interest expense under the Revolver was $225 and $887, respectively. The outstanding balance as of December 31, 2022 and 2021 was $2,545 and $7,993, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2022, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

PILOT Agreement

In December 2016, the Company entered into a Payment in Lieu of Taxes (“PILOT”) agreement commonly offered in Georgia by local community development programs to encourage industry development. The net effect of the PILOT agreement was to provide the Company with incentives through the abatement of local, city and county property taxes and to provide financing for improvements to the Company’s Georgia plant (the “Project”). In connection with the PILOT agreement, the Putman County Development Authority provided a credit facility for up to $10,000 which could have been drawn upon to fund Project improvements and capital expenditures as defined in the agreement. If funds had been drawn, the Company would have paid transaction costs and debt service payments. The PILOT agreement required interest payments of 6.00% per annum on outstanding balances, which would have been due each December 1st through maturity on December 1, 2021, at which time all unpaid principal and interest would have been due. The PILOT agreement was collateralized by the assets of the Project. No amounts were drawn on this credit facility.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

13. INCOME TAXES

Significant components of the provision for income taxes are as follows (in thousands):

	Year ended
	December 31,
	2022	2021
Current:
Federal	$13,092	$8,443
State	1,222	1,280
Total current income tax provision	14,314	9,723
Deferred:
Federal	51	934
State	10	99
Total deferred income tax provision	61	1,033
Provision for income taxes	$14,375	$10,756

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	1.9
Energy efficiency credit	(5.0)	(5.2)
Effective tax rate	17.5%	17.7%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year ended
	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$439	$486
Reserve accounts	204	636
State taxes	76	44
Payroll taxes	8	157
Uniform capitalization	15	58
Other	256
Total deferred tax assets	998	1,381
Deferred tax liabilities:
Installment sale revenue	(674)	(853)
Depreciation	(2,808)	(2,998)
Accrued interest receivable	(581)	(518)
Other	—	(16)
Total deferred tax liabilities	(4,063)	(4,385)
Net deferred tax liabilities	$(3,065)	$(3,004)

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

14. SHARE BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2022, the Company had 9.7 million shares available for grant under the Compensation Plan.

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

In November 2021, the Company granted 1,202 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on November 30, 2021 and had a grant date fair value of $30. The shares became fully vested on October 24, 2022.

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

On November 15, 2022, the Company entered into a rescission and relinquishment agreement (the “Rescission Agreement”) with the Executive Chairman. The Rescission Agreement allows the Executive Chairman to rescind and relinquish the $36 Equity Awards and the $48 Equity Awards granted under the amended and restated employment agreement and allows the Company to accept such rescission and relinquishment, without any payment therefor. The effective date of the Rescission Agreement is October 1, 2022.

On June 7, 2022, the Company granted 14,700 restricted shares of its common stock to the Chief Executive Officer of the Company pursuant to an employment agreement. The shares were granted on June 7, 2022 and had a grant date fair value of $235. One-half of the shares vest on June 7, 2023 and the remaining half vest on June 7, 2024.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

On June 7, 2022, the Company granted 301 restricted shares of its common stock to an independent director on the Company’s Board of Directors. The shares were granted on June 7, 2022 and had a grant date fair value of $5. The shares became fully vested on October 24, 2022.

In November 2022, the Company granted 1,734 restricted shares of its common stock to the independent directors on the Company’s Board of Directors. The shares were granted on November 29, 2022 and had a grant date fair value of $30. The shares became fully vested on October 23, 2023.

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2022	35	$14.01
Granted	517	$11.82
Vested	(160)	$24.32
Canceled	(350)	$5.99
Nonvested, December 31, 2022	42	$6.93

As of December 31, 2022, approximately 42,000 RSUs remained unvested. Unrecognized compensation expense related to these RSUs at December 31, 2022 was $442 and is expected to be recognized over 1.77 years.

The Company granted 34,626 incentive stock options to a member of senior management. The options were granted on August 10, 2020 at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and becoming fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 6.5 years. During the first quarter of 2022, 27,701 of these options were forfeited due to the individual’s departure.

The Company granted 55,490 incentive stock options to a member of management. The options were granted on September 23, 2021 at an exercise price of $18.02 per share. The options vest at a rate of 10.0% annually, beginning on September 23, 2022, and becoming fully vested on September 23, 2031. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 1.41%; dividend yield of 0.00%; expected volatility of common stock of 75.0% and expected life of options of 7.8 years. During the fourth quarter of 2022, these options were forfeited due to the individual’s departure.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

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

The following is a summary of option activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2021	35	$14.44	$8.67	9.61
Granted	55	$18.02	$14.07	9.73
Exercised	(7)	$14.44	$8.67	—
Outstanding, December 31, 2021	83	$16.83	$12.27	9.36	$802
Exercisable, December 31, 2021	—	$—	$—	—	$—

Outstanding, January 1, 2022	83	$16.83	$12.27	9.36
Granted	1,025	$40.59	$4.99	9.44
Exercised	—	$—	$—	—
Forfeited	(83)	$16.83	$12.27	—
Outstanding, December 31, 2022	1,025	$40.59	$4.99	9.44	$—
Exercisable, December 31, 2022	—	$—	$—	—	$—

As of December 31, 2022, approximately 1,025,000 options remain nonvested. Unrecognized compensation expense related to these options at December 31, 2022 was $4,825 and is expected to be recognized over 9.44 years.

15. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At December 31, 2022 and 2021, the Company accrued a $149 and $373 liability for incurred but not reported claims, respectively.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry,

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements approximated $8,925 and $4,908 at December 31, 2022 and 2021, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2022 or 2021.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $710 and $698 for the years ended December 31, 2022 and 2021, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $326 and $394 for the years ended December 31, 2022 and 2021, respectively. See Note 6 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $753 and $2,764 as of December 31, 2022 and 2021, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

16. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

(Dollars in thousands, except per share amounts)

issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Year ended
	December 31,
	2022	2021
Numerator:
Net income (in 000's)	$67,773	$49,871
Denominator:
Basic weighted-average common shares outstanding	24,357,785	24,204,437
Effect of dilutive securities:
Restricted stock grants	13,286	12,846
Stock options	371,348	58,706
Diluted weighted-average common shares outstanding	24,742,419	24,275,989
Earnings per share attributable to Legacy Housing Corporation
Basic	$2.78	$2.06
Diluted	$2.74	$2.05

The diluted earnings per share calculation excludes 102,408 and zero potential shares related to stock grants and stock options for the years ended December 31, 2022 and 2021, respectively, because the effect of including these potential shares would be antidilutive.

17. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $0 and $1 as of December 31, 2022 and 2021, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $132 and $49 as of December  31, 2022 and 2021, respectively. Home sales to Bell Mobile Homes were $4,499 and $3,724 for the years ended December 31, 2022 and 2021, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $3,181 and $2,825 as of December 31, 2022 and 2021, respectively. There were no accounts receivable balances or accounts payable balances due from/to Shipley Bros. as of December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had a receivable of $68 from a principal shareholder.  This amount is included in the Company’s accounts receivable balance as of December 31, 2022.

18. SUBSEQUENT EVENTS

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on August 3, 2022, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2021. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses in internal control over financial reporting have not been fully remediated as of December 31, 2022.

The material weaknesses in financial reporting as of December 31, 2022 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effects of the restatement on the line items within the condensed statement of cash flows for the three months ended March 31, 2021, for the six months ended June 30, 2021 and for the nine months ended September 30, 2021 are as follows:

	Three months March 31, 2021			Six months June 30, 2021			Nine months September 30, 2021
	As Originally		As	As Originally		As	As Originally		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Operating activities:
Net income	$9,024	$1,677	$10,701	$21,451	$1,898	$23,349	$36,183	$158	$36,341
Inventories	$(3,502)	$—	$(3,502)	$(8,864)	$—	$(8,864)	$(4,595)	$257	$(4,338)
Prepaid expenses and other current assets	$(433)	$553	$120	$(893)	$535	$(358)	$(2,571)	$2,286	$(285)
Other assets	$(5)	$(332)	$(337)	$(876)	$(332)	$(1,208)	$(2,352)	$(332)	$(2,684)
Accounts payable	$(775)	$(2,023)	$(2,798)	$(2,004)	$(2,288)	$(4,292)	$(4,027)	$(1,983)	$(6,010)
Accrued liabilities	$(1,183)	$346	$(837)	$(792)	$390	$(402)	$1,583	$(154)	$1,429
Net cash used in operating activities	$(1,692)	$221	$(1,471)	$(4,978)	$203	$(4,775)	$50,226	$232	$50,458
Investing activities:
Purchases of property, plant and equipment	$(1,717)	$—	$(1,717)	$(2,330)	$—	$(2,330)	$(4,596)	$(47)	$(4,643)
Net cash used in investing activities	$(6,127)	$—	$(6,127)	$(8,482)	$—	$(8,482)	$(22,348)	$(47)	$(22,395)
Financing activities:
Payments on lines of credit	$(13,208)	$(221)	$(13,429)	$(32,608)	$(203)	$(32,811)	$(103,165)	$(185)	$(103,350)
Net cash provided by financing activities	$9,459	$(221)	$9,238	$13,501	$(203)	$13,298	$(27,793)	$(185)	$(27,978)

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	68	Executive Chairman of the Board
Kenneth E. Shipley	63	Founder, Executive Vice President and Director
R. Duncan Bates	35	President and Chief Executive Officer
Ronald C. Arrington	60	Chief Financial Officer
Jeffrey V. Burt	61	Chief Accounting Officer
Non‑Employee Directors
Francisco J. Coll	37	Director
Joseph P. Lane	56	Director
Jeffrey K. Stouder	51	Director

The following information provides a brief description of the business experience of each executive officer and director.

Executive Officers and Employee Directors

Curtis D. Hodgson co-founded our company in 2005 and served as our Co-Chief Executive Officer from January 2018 to February 2019, then became our executive Chairman of the Board. He has been a member of our board of directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past 38 years, Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. in Engineering from the University of Michigan and J.D. from The University of Texas.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Jeffrey K. Stouder, Francisco J. Coll and Joseph P. Lane, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Lane (Chairman) and Stouder.

Board Composition

In August 2021, the SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. Because our Board consists of only five (5) directors, the Company is required to have at least one diverse director. The Board Diversity Matrix below presents the board’s diversity statistics in the format prescribed by the Nasdaq rules.

Board Diversity Matrix (as of December 31, 2022)

Total Number of Directors	5

Part I: Gender Identity	Male
Directors	5
Part II: Demographic Background
Hispanic	1
White	4

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officers during the years ended December 31, 2022 and 2021, and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2022 and 2021 of at least $100,000 and who were executive officers on December 31, 2022 and 2021. We refer to these persons as our “named executive officers” in this Form 10-K. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2022	200,000	—	3,741,000	—	—	3,941,000
Executive Chairman	2021	49,846	—	—	—	—	49,846
Kenneth E. Shipley	2022	50,000	—	—	—	—	50,000
Executive Vice President (former President and Chief Executive Officer)	2021	49,846	—	—	—	—	49,846
R. Duncan Bates	2022	167,308	50,000	—	—	—	217,308
President and Chief Executive Officer (1)	2021	—	—	—	—	—	—
Jeffrey V. Burt	2022	266,923	—	229,301	—	—	496,224
Chief Accounting Officer	2021	240,000	10,000	143,735	—	—	393,735
Ronald C. Arrington	2022	125,385	10,000	—	—	—	135,385
Chief Financial Officer (2)	2021	—	—	—	—	—	—
(1)	Mr. Bates joined the Company as President and Chief Executive Officer in June 2022.
(2)	Mr. Arrington joined the Company as Chief Financial Officer in May 2022.

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

On February 7, 2019, our board of directors separated the roles of Chief Executive Officer and Chairman of the Board, consistent with corporate governance best practices. Mr. Hodgson transitioned from his role as our Co-Chief Executive Officer to become our executive Chairman of the Board and Mr. Shipley became our sole Chief Executive Officer and President. Effective in June 2022, Mr. Shipley became the Executive Vice President and Duncan Bates was appointed President and Chief Executive Officer of the Company. Mr. Hodgson, as an executive Chairman, will remain actively involved in our management in this role, including with respect to overall corporate strategy and manufactured home park development and financing.

Outstanding Equity Awards at December 31, 2022

The following table shows outstanding option awards held by the named executive officers as of December 31, 2022.

Name	Vested Shares	Unvested Shares	Total Shares
Curtis D. Hodgson	—	—	—
Kenneth E. Shipley	—	—	—
R. Duncan Bates (1)	—	962,460	962,460
Jeffrey V. Burt	—	—	—
Ronald C. Arrington (2)	—	62,460	62,460
(1)	Mr. Bates was awarded options to purchase 962,460 shares of common stock under our 2018 Incentive Compensation Plan. The grant date of the options was June 7, 2022 and the options vest at a rate of 10.0% annually, beginning June 7, 2023, until fully vested on June 7, 2032. The options expire on June 7, 2032. The options were granted in three tranches; (1) 62,460 options with a strike price of $16.01, (2) 300,000 options with a strike price of $36.00 and (3) 600,000 options with a strike price of $48.00.
(2)	Mr. Arrington was awarded options to purchase 62,460 shares of common stock under our 2018 Incentive Compensation Plan. The grant date of the options was June 7, 2022 and the strike price is $16.01. The options vest at a rate of 10.0% annually, beginning June 7, 2023, until fully vested on June 7, 2032. The options expire on June 7, 2032.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. TO BE UPDATED

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2023, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors and director nominees and each of our named executive officers individually; and
●	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,380,224 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	5,292,642	21.7%
Kenneth E. Shipley (2)	3,161,667	13.0%
Duncan Bates (3)	1,075	*
Ronald C. Arrington	—	*
Jeffrey V. Burt (4)	27,857	*
Francisco J. Coll	301	*
Joseph P. Lane	400	*
Jeffrey K. Stouder	1,075	*
5% Stockholders
William Shipley (2)	3,024,758	12.4%
Douglas Shipley (2)	3,061,000	12.6%
All directors, director nominees and executive officers as a group (9 persons)	8,485,017	34.8%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 2,669,056 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.
(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 3,024,758 and 3,061,000 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Bates’ beneficial ownership consists of 1,075 shares of common stock, representing 674 shares of common stock granted to him for service as a board member during 2021 and 401 shares of common stock granted to him for service as a board member during 2022.
(4)	Mr. Burt’s beneficial ownership consists of 27,857 shares of common stock, representing 71.4% of the 60,000 shares of common stock granted to him during the seven-year period commencing February 7, 2019 under our 2018 Incentive Compensation Plan, which are currently vested, less 5,143 shares sold during 2019 and 9,857 shares sold during 2020.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

 To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022 and through the date of this filing, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2022 and through the date of this filing:

Name and Principal Position	Number Of Late Reports	Transactions Not Reported In A Timely Manner	Number Of Reports Not Filed
Curtis D. Hodgson, Executive Chairman of the Board	1	3	1
Kenneth E. Shipley, Founder, Executive Vice President and Director			1
Thomas J. Kerkaert, Chief Financial Officer (former)			1
Jeffrey V. Burt, Chief Accounting Officer	1	5	1
Stephen L. Crawford, Director (former)			1
Jeffrey K. Stouder, Director	1		1
R Duncan Bates, President and Chief Executice Officer	1	3	1
Ronald C. Arrington, Chief Financial Officer	1
Francisco J. Coll, Director	1
Joseph P. Lane, Director	1	1	1

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $0 and $1,000 as of December 31, 2022 and 2021, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $132,000 and $49,000 as of December  31, 2022 and 2021, respectively. Home sales to Bell Mobile Homes were $4,499,000 and $3,724,000 for the years ended December 31, 2022 and 2021, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $3,181,000 and $2,825,000 as of December 31, 2022 and 2021, respectively. There were no accounts receivable balances or accounts payable balances due from/to Shipley Bros. as of December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had a receivable of $68,000 from a principal shareholder.  This amount is included in the Company’s accounts receivable balance as of December 31, 2022.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Daszkal Bolton, LLP served as our independent registered public accountants for the year ended December 31, 2022 and Weaver, LLP served as our independent registered public accountants for the year ended December 31, 2021.

Audit Fees

For our fiscal year ended December 31, 2022, we were billed approximately $142,500 for professional services rendered by Daszkal Bolton, LLP and for our fiscal year ended December 31, 2021, we were billed approximately $581,000 for professional services rendered by Weaver, LLP. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein (ii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services, and (iii) accounting consultations.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2022 and 2021.

Tax Fees

For our fiscal years ended December 31, 2022 and 2021, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees that fell into the classification of “Other Fees” for our fiscal years ended December 31, 2022 and 2021.

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

LEGACY HOUSING CORPORATION

By:	/s/ R. Duncan Bates
	Name:	R. Duncan Bates
	Title:	President and Chief Executive Officer
	Date:	March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	March 15, 2023

/s/ Kenneth E. Shipley Kenneth E. Shipley	Executive Vice President and Director (principal executive officer)	March 15, 2023

/s/ Ronald C. Arrington	Chief Financial Officer (principal	March 15, 2023
Ronald C. Arrington	financial officer)

/s/ Jeffrey V. Burt Jeffrey V. Burt	Chief Accounting Officer (principal accounting officer)	March 15, 2023

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	March 15, 2023

/s/ Joseph P. Lane Joseph P. Lane	Director	March 15, 2023

/s/ Francisco J. Coll Francisco J. Coll	Director	March 15, 2023