Form 10-Q
period 2023-03-31
Legacy Housing Corp
filed 2023-05-10
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 24,378,201 shares of Common Stock ($0.001 par value) outstanding as of May 5, 2023.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,233	$2,818
Held to maturity securities	8,452	8,412
Accounts receivable, net	3,985	4,873
Current portion of contracts - dealer financed	30,447	29,441
Current portion of consumer loans receivable	6,893	6,801
Current portion of notes receivable from mobile home parks (“MHP”)	9,906	9,670
Current portion of other notes receivable	8,608	8,927
Inventories	32,527	32,075
Prepaid expenses and other current assets	3,729	4,064
Total current assets	107,780	107,081
Contracts - dealer financed, net	1,518	595
Consumer loans receivable, net	134,423	132,208
Notes receivable from MHP, net	144,431	133,072
Other notes receivable, net	16,364	13,795
Inventories	7,242	6,987
Other assets - leased mobile homes	8,073	8,824
ROU assets - operating leases	2,503	2,663
Other assets	2,020	1,482
Property, plant and equipment, net	30,597	30,106
Total assets	$454,951	$436,813
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,880	$4,549
Accrued liabilities	17,673	16,895
Customer deposits	7,346	9,715
Escrow liability	9,272	9,653
Operating lease obligations	652	650
Lines of credit	7,838	—
Total current liabilities	46,661	41,462
Long‑term liabilities:
Operating lease obligations, less current portion	1,959	2,121
Lines of credit	—	2,545
Deferred income taxes, net	2,862	3,065
Dealer incentive liability	5,596	5,516
Total liabilities	57,078	54,709
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,823,266 and 24,814,695 issued and 24,378,201 and 24,369,630 outstanding at March 31, 2023 and December 31, 2022, respectively	30	30
Treasury stock at cost, 445,065 shares at March 31, 2023 and December 31, 2022	(4,477)	(4,477)
Additional paid-in-capital	180,746	180,555
Retained earnings	221,574	205,996
Total stockholders' equity	397,873	382,104
Total liabilities and stockholders' equity	$454,951	$436,813

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2023	2022
Net revenue:
Product sales	$43,318	$51,787
Consumer and MHP loans interest	7,705	6,765
Other	1,834	1,376
Total net revenue	52,857	59,928
Operating expenses:
Cost of product sales	28,960	33,727
Selling, general and administrative expenses	5,412	7,659
Dealer incentive	131	275
Income from operations	18,354	18,267
Other income (expense):
Non‑operating interest income	695	853
Miscellaneous, net	753	586
Interest expense	(91)	(56)
Total other	1,357	1,383
Income before income tax expense	19,711	19,650
Income tax expense	(3,435)	(3,558)
Net income	$16,276	$16,092
Weighted average shares outstanding:
Basic	24,374,677	24,351,223
Diluted	25,177,502	24,661,426
Net income per share:
Basic	$0.67	$0.66
Diluted	$0.65	$0.65

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Operating activities:
Net income	$16,276	$16,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	430	430
Amortization of deferred revenue	(290)	(408)
Amortization of treasury note discount	(40)	—
Amortization of lines of credit cost	19	—
Provision for accounts and notes receivable	(43)	37
Provision for inventory	19	(130)
Gain from sale of leased property	(507)	—
Amortization of operating lease right of use asset	14	—
Share-based payment expense	192	4,007
Changes in operating assets and liabilities:
Accounts receivable	915	(1,843)
Consumer loans activity, net	(2,287)	(1,617)
Notes receivable MHP activity, net	(11,667)	(7,336)
Dealer inventory loan activity, net	(2,189)	(3,249)
Inventories	(726)	(7,484)
Prepaid expenses and other current assets	305	389
Other assets	(538)	(4,058)
Accounts payable and accrued liabilities	109	3,035
Right of use activity, net	(14)	—
Customer deposits	(2,369)	1,025
Escrow liability	(380)	(208)
Dealer incentive liability	80	261
Net cash (used in) provided by operating activities	(2,691)	(1,057)
Investing activities:
Purchases of property, plant and equipment	(761)	(863)
Proceeds from sale of leased property	1,108	—
Issuance of notes receivable	(3,107)	(1,561)
Notes receivable collections	468	5,046
Collections from purchased loans	106	132
Net cash (used in) provided by investing activities	(2,186)	2,754
Financing activities:
Proceeds from other liabilities	—	2,706
Proceeds from lines of credit	20,188	20,331
Payments on lines of credit	(14,896)	(23,248)
Net cash provided by (used in) financing activities	5,292	(211)
Net increase in cash and cash equivalents	415	1,486
Cash and cash equivalents at beginning of period	2,818	1,042
Cash and cash equivalents at end of period	$3,233	$2,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$44
Cash paid for taxes	$3,827	$3,064

See accompanying notes to condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation expense and stock units vested	158,571	4	—	4,003	—	4,007
Net income	—	—	—	—	16,092	16,092
Balances, March 31, 2022	24,813,192	$29	$(4,477)	$179,626	$154,315	$329,493

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes (Note 1)	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation expense and stock units vested	8,571	—	—	191	—	191
Net income	—	—	—	—	16,276	16,276
Balances, March 31, 2023	24,823,266	$30	$(4,477)	$180,746	$221,574	$397,873

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying balance sheet as of December 31, 2022 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

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

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Consignment Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a consignment arrangement. These homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides floor plan financing for independent retailers, which can take the form of a consignment arrangement or an inventory financing arrangement. Consignment Sales under the consignment arrangement are considered sales of consigned homes from independent dealers to individual customers. Consignment Sales under the inventory financing arrangement are

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

considered sales of homes to the independent dealer. Retail Store Sales are homes sold through Company-owned retail locations. Consignment Sales and Retail Sales may be financed by the Company, by a third party, or paid in cash.

Revenue from product sales is recognized when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title to the home, as this depicts when control of the promised good is transferred to our customers. For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments and an annual curtailment payment for the first two years. After three years, they are required to payoff any remaining principle balance. Interest income is separately recorded in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of income.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty costs were $627 and $565 for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, MHP sales to an independent third party and it’s affiliates accounted for $5,647 or 13.0% and $3,134 or 6.7% of our product sales, respectively. No other customer accounted for more than 5.0% of our product sales.

For the three months ended March 31, 2023 and 2022, product sales included $2,623 and $2,999 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized when the performance obligation is satisfied.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022
Product sales:
Direct sales	$7,426	$10,863
Commercial sales	15,565	14,059
Inventory finance sales	13,615	20,040
Retail store sales	3,967	4,160
Other (1)	2,745	2,665
Total product sales	43,318	51,787
Consumer and MHP loans interest:
Interest - consumer installment notes	4,657	4,457
Interest - MHP notes	3,048	2,308
Total consumer and MHP loans interest	7,705	6,765
Other	1,834	1,376
Total net revenue	$52,857	$59,928
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

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. As a public entity with a small public float and limited trading of its common shares on the NASDAQ Global Market, it was not practicable for the Company to estimate the volatility of its common shares; therefore, management estimated volatility based on the historical volatilities of a small group of companies considered as close to comparable to the Company as available, all equally weighted, over the expected life of the option. Management concluded that this group is more characteristic of the Company’s business than a broad industry index. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which can be utilized by companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The fair value of RSU awards with market based conditions on the date of grant is estimated using the Monte-Carlo Simulation valuation model, and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the Company’s historic stock price volatility; the expected term of the awards is based on the performance measurement period; the risk-free interest rate is based on the U.S. Treasury bond yield issued with similar life terms to the expected life of the grant.

Accounts Receivable

Included in accounts receivable “net” are receivables from direct sales of mobile homes, sales of parts and supplies to customers, consignment fees and interest. Accounts receivable “dealer financed” are receivables for interest, fees and curtailments owed by dealers under their inventory finance agreements.

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On March 31, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $252 and $279, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title to the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease agreement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing any damage caused by force majeure events. At the end of the lease term or in the event of default, the lessee is required to deliver the homes to the Company with all improvements and in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease on 30 days written notice and pay a lease termination fee equal to 10% of the remaining lease payments or six months’ rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed determination of fair market value by both parties using comparable sales, recent appraisal, or NADA official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise this renewal option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $160 and $170 for the three months ended March 31, 2023 and 2022, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at March 31, 2023, are as follows:

2023	$1,369
2024	1,825
2025	1,825
2026	1,825
2027	1,653
Thereafter	2,264
Total	$10,761

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. As an emerging growth company, ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal 2022 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $3,258 at transition. However, this standard did not have a material impact on the consolidated statement of income or the consolidated statement of cash flows. See Note 5 for further discussion on leases.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, requires an entity to instead reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP. However, Topic 326 will require that credit losses be presented as an allowance rather than a write-down and affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company used the longer phase-in period for adoption, and accordingly this ASU became effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 resulted in an increase in portfolio allowances of $900 at transition. The $900 was comprised of a $225 increase for MHP notes, a $187 increase for dealer financed contracts and a $488 increase for other notes receivable. The cumulative effect of the adoption was a net decrease of $698 to beginning retained earnings at January 1, 2023.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update extend the transition relief period for reference rate reform from December 31, 2022 to December 31, 2024. The amendments in ASU 2022-06 apply to all entities, subject to meeting

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.3% and 13.4% as of March 31, 2023 and December 31, 2022, respectively. Consumer loans receivable have maturities that range from 2 to 30 years.

Loan applications go through an underwriting process that considers credit history to evaluate the credit risk of the consumer. Interest rates on approved loans are determined based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $9,272 and $9,653 as of March 31, 2023 and December 31, 2022, respectively, and are included in escrow liability in the condensed balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due under the terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged off when deemed uncollectible. A loan is generally deemed impaired if it is more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on the fair value of the underlying collateral, less estimated selling costs. The Company uses various factors to determine the value of the underlying collateral for impaired loans. These factors are: (1) the length of time the unit was unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers, i.e., loans requiring legal action or extensive field collection efforts; (4) units located on private property as opposed to a manufactured home park; (5) the length of time the borrower has lived in the house without making payments; (6) location, size, and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,333 and $795 as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets in the condensed balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of March 31,	As of December 31,
	2023	2022
Consumer loans receivable	$144,612	$142,340
Loan discount and deferred financing fees	(2,480)	(2,501)
Allowance for loan losses	(816)	(830)
Consumer loans receivable, net	$141,316	$139,009

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2023	2022
Allowance for loan losses, beginning of period	$830	$884
Provision for loan losses	(70)	(309)
Charge offs (recoveries)	56	149
Allowance for loan losses	$816	$724

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents loan loss and impairment detail for the consumer loans receivable portfolio:

	As of March 31,	As of December 31,
	2023	2022
Total consumer loans	$144,612	$142,340
Allowance for loan losses	$816	$830
Impaired loans individually evaluated for impairment	$1,612	$1,610
Specific reserve against impaired loans	$625	$612
Other loans collectively evaluated for allowance	$143,000	$140,730
General allowance for loan losses	$191	$218

As of March 31, 2023 and December 31, 2022, the total principal outstanding for consumer loans on nonaccrual status was $1,612 and $1,610, respectively. A detailed aging of consumer loans receivable that are past due as of March 31, 2023 and December 31, 2022 were as follows:

	As of March 31,		As of December 31,
	2023	%	2022	%
Total consumer loans receivable	$144,612	100.0	$142,340	100.0
Past due consumer loans:
31 - 60 days past due	$596	0.4	$1,150	0.8
61 - 90 days past due	206	0.1	108	0.1
91 - 120 days past due	110	0.1	486	0.3
Greater than 120 days past due	1,408	1.0	1,255	0.9
Total past due	$2,320	1.6	$2,999	2.1

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $145 million of the MHP Notes have a fixed interest rate ranging from 6.9% to 11.5%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 8.0% and 8.1% as of March 31, 2023 and December 31, 2022, respectively, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers with substantial financial resources.

The Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 15.3%, 16.6% and 31.0% of the principal balance outstanding, all of which was secured by the mobile homes, as of March 31, 2023. As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of March 31, 2023 and December 31, 2022, the MHP Notes balance is presented net of unamortized finance fees of $1,254 and $1,068, respectively. The finance fees are amortized over the life of the MHP Notes.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

There were minimal past due balances on the MHP Notes as of March 31, 2023 and December 31, 2022 and no charge offs were recorded for MHP Notes during the three months ended March 31, 2023 and 2022. The allowance for loan loss is $205 and $0 at March 31, 2023 and December 31, 2022, respectively.

There were no impaired MHP Notes as of March 31, 2023 and December 31, 2022, and there was no repossessed homes balances as of March 31, 2023 and December 31, 2022. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to the sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 5.00% to 17.90%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. There were no past due balances for other notes as of March 31, 2023 and December 31, 2022, and there were no impaired balances for other notes as of March 31, 2023 and December 31, 2022.

The balance outstanding on the other notes receivable were as follows:

	As of March 31,	As of December 31,
	2023	2022
Outstanding principal balance	$25,405	$22,722
Allowance for loan losses	(433)	—
Total	$24,972	$22,722

5. LEASES

The Company currently has 13 operating leases, eight of which are for the Company’s Heritage Housing and Tiny Homes retail locations, three which are subleased by the Company and two of which are for corporate and administrative offices in Bedford, TX and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

Under ASC 842, a modified retrospective transition is required, applying the new standard to all leases at the date of initial application. The Company chose to use the adoption date of January 1, 2022 for ASC 842. As such, all periods presented after January 1, 2022, are under ASC 842 whereas periods presented prior to January 1, 2022, are in accordance with prior lease accounting under ASC 840. Financial information was not updated and the disclosures required under ASC 842 were not provided for dates and periods prior to January 1, 2022.

We determine if an arrangement is a lease at inception. Operating leases are right-of-use (“ROU”) assets and are shown as ROU assets – operating leases on our Condensed Balance Sheet. The lease liabilities are shown as operating lease obligations and operating lease obligations, less current portion on our Condensed Balance Sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We have elected the practical expedient to not separate lease and non-lease components. Therefore, lease payments included in the measurement of the lease liability include all fixed payments under the lease agreement. We record a ROU asset for an amount equal to the lease liability, increased for any prepaid lease costs and initial direct costs and reduced by any lease incentives. We remeasure the lease liability and ROU asset

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

when a change to our future minimum lease payments occurs. Key assumptions and judgments included in the determination of the lease liability include the discount rate used in the present value calculation and the exercise of renewal options.

Many of our leases contain renewal options. As the exercise of the renewal options is not certain at commencement of a lease, we generally do not include the option periods in the lease term when determining the lease liabilities and ROU assets. We remeasure the lease liability and ROU asset when we are reasonably certain that we will exercise a renewal option.

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. The remaining weighted-average lease term is 4.40 years and the weighted-average discount rate is 2.12%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three months ended March 31, 2023 and 2022.

Short-term leases, defined as those with a term of 12 months or less, are not recorded on our Condensed Balance Sheet. Our short-term lease costs were not material for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, future minimum lease payments under our operating lease liabilities were as follows:

2023	$512
2024	610
2025	588
2026	526
2027	311
Thereafter	114
Total lease payments	$2,661
Less amount representing interest	(50)
Total lease liability	$2,611
Less current lease liability	(652)
Total non-current lease liability	$1,959

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

6. INVENTORIES

Inventories consists of the following:

	As of March 31,	As of December 31,
	2023	2022
Raw materials	$15,465	$17,442
Work in progress	696	592
Finished goods (1)	24,028	21,429
Allowance for obsolescence	(420)	(401)
Total	$39,769	$39,062
(1)	Finished goods includes $7,242 and $6,987 as of March 31, 2023 and December 31, 2022, respectively, held for more than twelve months and classified as long-term.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of March 31,	As of December 31,
	2023	2022
Land	$14,953	$14,953
Buildings and leasehold improvements	17,544	16,949
Vehicles	1,556	1,556
Machinery and equipment	5,887	5,750
Furniture and fixtures	329	300
Total	40,269	39,508
Less accumulated depreciation	(9,672)	(9,402)
Total property, plant and equipment	$30,597	$30,106

Depreciation expense was $270 with $126 included as a component of cost of product sales for the three months ended March 31, 2023, and $260 with $121 included as a component of cost of product sales for the three months ended March 31, 2022.

8. OTHER ASSETS

Other assets consists of the following:

	As of March 31,	As of December 31,
	2023	2022
Prepaid rent	$349	$349
Other	338	338
Repossessed homes	1,333	795
Total	$2,020	$1,482

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. DEBT SECURITIES

Debt Securities have been classified according to management’s intent. The Company purchased US Treasury Notes in November 2022 that mature in November 2023. The Debt Securities have been classified as held-to-maturity and the amortized costs are $8,452 and $8,412 at March 31, 2023 and December 31, 2022, respectively.

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of March 31,	As of December 31,
	2023	2022
Warranty reserve	$3,057	$3,049
Litigation reserve	394	753
Payroll	776	1,006
Portfolio taxes and title	2,178	1,610
Property tax	332	54
Dealer rebates	1,141	1,402
Sales tax	84	61
Federal and state income taxes	6,306	6,699
Other	3,405	2,261
Total accrued liabilities	$17,673	$16,895

11. DEBT

Lines of Credit

Revolver 1

On March 30, 2020, the Company entered into an agreement with Capital One, N.A. for a new revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. (“Capital One”). The letter stated that the Company’s Revolver was in default. The default condition occurred due to the Company’s failure to timely file the Form 10-K and deliver certain financial statements to Capital One. On July 28, 2022, the Company entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One. The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the Revolver. On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One suspending $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver has been limited to $20,000. As of March 31, 2023, the Company was in compliance with all non-financial covenants.

The Revolver accrues interest at one-month SOFR plus 2.00%. The interest rates in effect as of March 31, 2023 and December 31, 2022 are 6.66% and 6.12%, respectively. Amounts available under the Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the Revolver was $12,162 and $17,400 as of March 31, 2023 and December 31, 2022, respectively. In connection with the Revolver, the Company paid certain arrangement fees and other

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the Revolver.

For the three months ended March 31, 2023 and 2022, interest expense under the Revolver was $91 and $56, respectively. The outstanding balance as of March 31, 2023 and December 31, 2022 was $7,838 and $2,545, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2023, the Company was in compliance with all financial covenants, including that it maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1 or less.

12. SHARE-BASED COMPENSATION

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

In February 2019, the Company granted 120,000 restricted shares of its common stock to members of senior management. The shares were granted on February 7, 2019 and had a grant date fair value of $1,636. The shares vest at a rate of 14.3% annually, beginning on February 7, 2019, and become fully vested on February 7, 2025. During the second quarter of 2020, 42,857 of these restricted shares were forfeited due to the departure of a member of senior management.

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

On January 6, 2022, the Company gave contingent equity awards of 350,000 shares of the Company’s restricted stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. An equity award of 175,000 shares will be granted if the Company’s stock price closes at $36 per share for a period of fifteen consecutive market days (the “$36 Equity Award”). The $36 Equity Awards had a grant date fair value of $1,412. Fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. An additional equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price closes at $48 per share for a period of fifteen consecutive market days (the “$48 Equity Award”). The $48 Equity Awards had a grant date fair value of $683. Fifty percent of the shares shall be vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date.

On November 15, 2022, the Company entered into a rescission and relinquishment agreement (the “Rescission Agreement”) with the Executive Chairman. The Rescission Agreement allows the Executive Chairman to rescind and relinquish the $36 Equity Awards and the $48 Equity Awards granted under the amended and restated employment agreement and allows the Company to accept such rescission and relinquishment without penalty. The effective date of the Rescission Agreement was October 1, 2022.

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

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2023	42	$14.61
Granted	—	$—
Vested	(8)	$13.63
Canceled	—	$—
Nonvested, March 31, 2023	34	$14.86

As of March 31, 2023, approximately 34,000 RSUs remained unvested. The unrecognized compensation expense related to these RSUs at March 31, 2023 was $376 and is expected to be recognized over 1.55 years.

The Company granted 34,626 incentive stock options to a member of senior management. The options were granted on August 10, 2020 at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and become fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%, dividend yield of 0.00%, expected volatility of common stock of 75.0% and expected life of options of 6.5 years. During the first quarter of 2022, 27,701 of these options were forfeited due to the individual’s departure.

The Company granted 55,490 incentive stock options to a member of management. The options were granted on September 23, 2021 at an exercise price of $18.02 per share. The options vest at a rate of 10.0% annually, beginning on September 23, 2022, and become fully vested on September 23, 2031. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 1.41%, dividend yield of 0.00%, expected volatility of common stock of 75.0% and expected life of options of 7.8 years. During the fourth quarter of 2022, these options were forfeited due to the individual’s departure.

The Company granted 62,460 incentive stock options to the Chief Executive Officer. The options were granted on June 7, 2022 at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The Company granted options to purchase 900,000 shares of the Company’s stock to the Chief Executive Officer. An option to purchase 300,000 shares of the Company’s stock was granted on June 7, 2022 at an exercise price of $36.00 per share and an option to purchase 600,000 shares of the Company’s stock was granted on June 7, 2022 at an exercise price of $48.00 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

The Company granted 62,460 incentive stock options to the Chief Financial Officer. The options were granted on June 7, 2022 at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

The following is a summary of option activity (number of units in thousands):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	83	$16.83	$12.27	9.36
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	(28)	$14.44	$8.67	—
Outstanding, March 31, 2022	55	$18.02	$14.07	9.49	$191
Exercisable, March 31, 2022	—	$—	$—	—	$—

Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding, March 31, 2023	1,025	$40.59	$4.99	9.19	$—
Exercisable, March 31, 2023	—	$—	$—	—	$—

As of March 31, 2023, approximately 1,025,000 options remained nonvested. Unrecognized compensation expense related to these options at March 31, 2023 was $4,699 and is expected to be recognized over 9.19 years.

13. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2023 and 2022 was $3,435 and $3,558, respectively. The effective tax rate for the three months ended March 31, 2023 was 17.4% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

14. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company reserves estimated costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of March 31, 2023 and December 31, 2022, the Company had accrued a $174 and $149 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the condensed balance sheets.

The Company is contingently liable under the terms of repurchase agreements with financial institutions that provide inventory financing for independent retailers that sell the Company’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totaled $8,396 and $8,925 at March 31, 2023 and December 31, 2022, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly has not recorded any reserve for repurchase commitment as of March 31, 2023 and December 31, 2022.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $182 and $163 for the three months ended March 31, 2023 and 2022, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties was approximately $67 and $82 for the three months ended March 31, 2023 and 2022, respectively. See Note 5 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to some of these claims. The Company has included legal reserves of $394 and $753 as of March 31, 2023 and December 31, 2022, respectively, in accrued liabilities on the accompanying condensed balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that pending or threatened litigation will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

15. FAIR VALUE MEASUREMENTS

The Company accounts for its investments and derivative instruments in accordance with ASC 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

Level I       Quoted prices are available in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Level II      Significant observable inputs other than quoted prices in active markets for which inputs to the valuation methodology include: (1) Quoted prices for similar assets or liabilities in active markets; (2) Quoted prices for identical or similar assets or liabilities in inactive markets; (3) Inputs other than quoted prices that are observable; and (4) Inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III     Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company has used derivatives to manage risks related to interest rate movements. The Company does not enter into derivative contracts for speculative purposes. Interest rate swap contracts are recognized as assets or liabilities on the balance sheets and are measured at fair value. The fair value was calculated and provided by the lender, a Level II valuation technique. Management reviewed the fair values for the instruments as provided by the lender and determined the related asset and liability to be an accurate estimate of future gains and losses to the Company. The Company was not a party to any interest rate swap agreements during the three months ended March 31, 2023 and 2022.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, investments in US Treasury Notes, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, lines of credit, notes payable, and the dealer portion of consumer loans.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The investment in US Treasury Notes has quoted prices available in active markets that the Company can access at measurement dates. The Company determined that the fair value of the investment in US Treasury Notes was approximately $8,448 compared to the book value of $8,452 as of March 31, 2023, and a fair value of approximately $8,409 compared to the book value of $8,412 as of December 31, 2022. This is considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $140,900 compared to the book value of $141,316 as of March 31, 2023, and a fair value of approximately $138,800 compared to the book value of $139,009 as of December 31, 2022. The Company determined that the fair value of the fixed rate MHP Notes was approximately $143,500 compared to the book value of $145,333 as of March 31, 2023, and a fair value of approximately $128,400 compared to the book value of $129,966 as of December 31, 2022. The Company determined that the fair value of the fixed rate other notes was approximately $24,400 compared to the book value of $24,972 as of March 31, 2023, and a fair value of approximately $21,600 compared to the book value of $22,722 as of December 31, 2022. This is a Level II valuation technique.

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

	Three months ended
	March 31,
	2023	2022
Numerator:
Net income (in 000's)	$16,276	$16,092
Denominator:
Basic weighted-average common shares outstanding	24,374,677	24,351,223
Effect of dilutive securities:
Restricted stock grants	13,383	267,515
Stock options	789,442	42,688
Diluted weighted-average common shares outstanding	25,177,502	24,661,426
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.67	$0.66
Diluted	$0.65	$0.65

17. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant owners, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $104 and $0 as of March 31, 2023 and December 31, 2022, respectively. Accounts payable balances due to Bell Mobile Homes for maintenance and related services were $41 and $132 as of March 31, 2023 and December 31, 2022, respectively. Home sales to Bell Mobile Homes were $479 and $632 for the three months ended March 31, 2023 and 2022, respectively.

Shipley Bros., Ltd. (“Shipley Bros.”), a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Home sales to Shipley Bros. were $632 and $693 for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable balances due from Shipley Bros. were $224 and $0 as of March 31, 2023 and December 31, 2022, respectively. There were no accounts payable balances due to Shipley Bros. as of March 31, 2023 and December 31, 2022.

At March 31, 2023, the Company had a receivable of $14 from a principal shareholder.  This amount is included in the Company’s accounts receivable balance as of March 31, 2023.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores to consumers and manufactured housing communities. We are the fifth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and the Institute for Building Technology and Safety for the twelve month period ending December 31, 2022. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. For the three months ended March 31, 2023, we sold 810 home sections (which are entire homes or single floors that are combined to create complete homes) and for the three months ended March 31, 2022, we sold 1,004 home sections.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Company supports the others. For example, the sale of manufactured homes includes providing transportation and consignment arrangements with dealers. We also provide financing options to the customers to facilitate the sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision-maker, the Executive Chairman of the Board, are based upon analyses of our company as one segment or unit.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers, from manufacturing custom-made homes using quality materials and distributing those homes through our expansive network of independent retailers and company-owned distribution locations, to providing tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with such features as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 156 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the three months ended March 31, 2023, approximately 38% of our manufactured homes were sold in Texas, followed by 19% in Georgia, 8% in Louisiana, 7% in Florida, and 4% in Alabama. For the three months ended March 31, 2022, approximately 49% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 8% in Florida, 7% in Louisiana and 5% in Arizona.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2023, the cost of these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$3,424	$7,639
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	1,761	4,400
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	25	447
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	382	1,932
			$11,006	$5,699	$16,705

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Currently, our two Texas manufacturing facilities are operating at or near peak capacity, with limited ability to increase the volume of homes produced at those plants. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain our growth, we must be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We are actively reviewing organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2023 and 2022 (in thousands)

	Three months ended
	March 31,
	2023	2022	$ change	% change
Net revenue:
Product sales	$43,318	$51,787	$(8,469)	(16.4)%
Consumer and MHP loans interest	7,705	6,765	940	13.9%
Other	1,834	1,376	458	33.3%
Total net revenue	52,857	59,928	(7,071)	(11.8)%
Operating expenses:
Cost of product sales	28,960	33,727	(4,767)	(14.1)%
Selling, general administrative expenses	5,412	7,659	(2,247)	(29.3)%
Dealer incentive	131	275	(144)	(52.4)%
Income from operations	18,354	18,267	87	0.5%
Other income (expense)
Non‑operating interest income	695	853	(158)	(18.5)%
Miscellaneous, net	753	586	167	28.5%
Interest expense	(91)	(56)	(35)	62.5%
Total other	1,357	1,383	(26)	(1.9)%
Income before income tax expense	19,711	19,650	61	0.3%
Income tax expense	(3,435)	(3,558)	123	(3.5)%
Net income	$16,276	$16,092	$184	1.1%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $8.5 million, or 16.4%, during the three months ended March 31, 2023 as compared to the same period in 2022. This decrease was driven by a decrease in unit volumes and a decrease in the conversion of certain independent dealer consignment arrangements to financing arrangements.

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2023 and 2022:

	Three Months Ended
	March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Net revenue:
Products sold	$43,318	$51,787	$(8,469)	(16.4)%
Total products sold	688	802	(114)	(14.2)%
Net revenue per product sold	$63.0	$64.6	$(1.6)	(2.5)%

For the three months ended March 31, 2023, our net revenue per product sold decreased primarily due to changes in our product sales mix slightly offset by increases in unit prices over the first half of 2022, as rising material and labor costs were passed on to our customers. We had decreases in inventory finance sales, direct sales and retail store sales, partially offset by an increase in commercial sales and other product sales. Our commercial sales have lower margins than sales through our company-owned retail stores and our inventory financed sales. For the nine months ending March 31, 2023, we experienced a decrease in net revenue attributable to product sales due to the Company and the State of Georgia’s efforts to evaluate and improve the quality and consistency of homes manufactured in our Eatonton facility. These efforts have resulted in a temporary decrease in the rate of issuing HUD Labels of Certification and shipping finished homes from our Eatonton facility. We increased shipments from our Eatonton facility during the first quarter of 2023 and plan to meet or exceed historical levels in 2023.

Consumer and MHP loans interest income grew $0.9 million, or 13.9%, during the three months ended March 31, 2023 as compared to the same period in 2022 and is related to our increase in average outstanding MHP note portfolio balance and average outstanding consumer loan portfolio balance. Between March 31, 2023 and March 31, 2022 our MHP note portfolio increased by $44.0 million and our consumer loan portfolio increased by $14.1 million.

Other revenue primarily consists of dealer finance fees and commercial lease rents and increased $0.5 million, or 33.3% during the three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily due to a $0.4 million increase in dealer finance fees and a $0.1 million increase in commercial lease rents.

The cost of product sales decreased $4.8 million, or 14.1%, during the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses decreased $2.2 million, or 29.3%, during the three months ended March 31, 2023 as compared to the same period in 2022. This decrease was primarily due to a $3.3 million decrease in salaries and incentive costs and a $0.4 million decrease in legal expense, partially offset by a $0.9 million increase in warranty costs, a $0.1 million increase in loan loss provision related to the adoption of ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, a $0.2 million increase in loan loss provision not related to the adoption of ASU 2016-13, a $0.1 million increase in advertising costs and a net $0.2 million increase in other miscellaneous costs.

Dealer incentive expense decreased $0.1 million, or 52.4%, during the three months ended March 31, 2023 as compared to the same period in 2022.

Other income (expense), net was flat during the three months ended March 31, 2023 as compared to the same period in 2022.  There was an increase of $0.2 million in miscellaneous income, net offset by a decrease of $0.2 million in non-operating interest income.

Income tax expense was $3.4 million during the three months ended March 31, 2023 compared to $3.6 million for the same period in 2022. The effective tax rate for the three months ended March 31, 2023 was 17.4% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the three months ended March 31, 2022 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. We believe that cash flow from operations, cash and cash equivalents at March 31, 2023, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. In 2020, we negotiated a new credit agreement with Capital One, N.A. that expanded and extended our credit availability (see Indebtedness – Capital One Revolver, below). As of March 31, 2023, we had approximately $3.0 million in cash and cash equivalents, compared to $2.8 million as of December 31, 2022.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2023	2022

Net cash (used in) provided by operating activities	$(2,691)	$(1,057)
Net cash (used in) provided by investing activities	$(2,186)	$5,460
Net cash provided by (used in) financing activities	$5,292	$(2,917)
Net change in cash and cash equivalents	$415	$1,486
Cash and cash equivalents at beginning of period	$2,818	$1,042
Cash and cash equivalents at end of period	$3,233	$2,528

Comparison of Cash Flow Activities from March 31, 2023 to March 31, 2022

Net cash used in operating activities increased $1.6 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of increased MHP originations net of collections, increased dealer inventory loan originations net of collections, increased volume of consumer loan originations net of principal collections, decrease in customer deposits, increased inventories, an increase in other assets and a decrease in accounts payable. The increase in cash used in operating activities was partially offset by a decrease in accounts receivable, a decrease in prepaid expenses and other current assets and an increase in accrued liabilities.

Net cash used in investing activities of $2.2 million in 2023 was primarily attributable to $3.1 million used for loans to third parties for the development of manufactured housing parks and $0.8 million used for the acquisition of property plant and equipment. These were offset by $1.1 million in proceeds from the sale of leased property, $0.5 million of collections related to loans to third parties for the development of manufactured housing parks and collections of $0.1 million from our purchased consumer loans.

Net cash provided by financing activities of $5.3 million in 2023 was attributable to net proceeds of $5.3 million on our lines of credit. Net cash used in financing activities of $2.9 million in 2022 was attributable to net payments of $2.9 million on our lines of credit.

Indebtedness

Capital One Revolver. On March 30, 2020, we entered into an agreement with Capital One, N.A. (“Capital One”) for a new revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, we received a Reservation of Rights notice from Capital One. The letter stated that our Revolver was in default. The default condition occurred due to our failure to timely file the Form 10-K and deliver certain financial statements to Capital One. On July 28, 2022, we entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One, N.A. The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the Revolver.

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One was suspending $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver has been limited to $20,000.

The Revolver accrues interest at one-month SOFR plus 2.00%. The interest rates in effect as of March 31, 2023 and December 31, 2022 are 6.66% and 6.12%, respectively. Amounts available under the Revolver are subject to a formula based on eligible consumer loans and MHP Notes and are secured by all accounts receivable, consumer loans and MHP Notes. The amount of available credit under the Revolver was $12,162 and $17,400 as of March 31, 2023 and December 31, 2022, respectively. In connection with the Revolver, we paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and will be amortized to interest expense over the life of the Revolver.

For the three months ended March 31, 2023 and 2022, interest expense under the Revolver was $91 and $56, respectively. The outstanding balance as of March 31, 2023 and December 31, 2022 was $7,838 and $2,545, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. We were in compliance with all financial covenants as of as of March 31, 2023, including that we maintain a tangible net worth of at least $120,000 and that it maintain a ratio of debt to EBITDA of 4 to 1, or less.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2023:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2023	2024 - 2025	2026 - 2027	After 2027
Lines of credit	$7,838	—	7,838	—	—
Operating lease obligations	$2,661	512	1,198	837	114

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution that provides inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $8,396 and $8,925 as of March 31, 2023 and December 31, 2022, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2023.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2022. Subsequent to the filing of our Annual Report, we adopted FASB’s ASC 326 for determining Current Expected Credit Losses. In connection with this adoption, we implemented certain changes to our processes and controls related to our methods for estimating allowances for credit losses.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2023 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act that require designing disclosure controls and procedures to provide reasonable assurance that the information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, that our disclosure controls and procedures were not effective as of March 31, 2023, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC on March 15, 2023, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended December 31, 2022. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2023 are summarized as follows:

●	We determined that we did not have sufficient accounting systems and procedures in place, particularly in the areas of revenue recognition, processing of accounts payable, prepaid expenses, and inventory costing and management.
●	We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system, and lack of approval of journal entries and segregation of duties in our financial reporting process.
●	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, Management has evaluated the material weaknesses described above and has implemented a remediation plan to address the material weaknesses. Remediation efforts to strengthen our internal control over financial reporting and accounting functions continued throughout the three months ended March 31, 2023.

While significant actions to improve our internal processes have been implemented, the enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness have been remediated as of March 31, 2022. Our material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls operate effectively. We expect to complete the remediation of most of our material weaknesses by the end of fiscal year 2023.

 Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2023, we adopted FASB’s ASC 326 for determining Current Expected Credit Losses. In connection with this adoption, we implemented certain changes to our processes and controls related to our methods for estimating allowances for credit losses. Other than the changes described above regarding adoption of ASC 326 and enhancements associated with ongoing material weakness remediation efforts, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 - Commitments and Contingencies in our March 31, 2023 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: May 10, 2023	By:	/s/ Ronald Arrington
Name: Ronald Arrington
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)