Form 10-K/A
period 2022-12-31
Legacy Housing Corp
filed 2023-06-01
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

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

As of May 29, 2023, the total number of shares outstanding of the registrant’s common stock was 24,380,224 shares.

Documents Incorporated by Reference: None

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID: 229	Daszkal Bolton, LLP	Sunrise, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Legacy Housing Corporation (the “Company”) for the year ended December 31, 2022 (“Fiscal 2022”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-K to update the information required by Item 405 of Regulation S-K under the heading “Delinquent Section 16(a) Reports.”

Except as described above, this Amendment does not amend any other information set forth in the 2022 Form 10-K. This Amendment continues to speak as of the date of the 2022 Form 10-K and, except where expressly noted, we have not updated the disclosures contained in the 2022 Form 10-K to reflect any events which occurred at a date subsequent to the date of the 2022 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2022 Form 10-K and our other filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not filing new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. TO BE UPDATED

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and persons who own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

 Based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) that have been furnished to us, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal years ended December 2019, December 2020, and December 2022:

Name and Principal Position	Number Of Late Reports	Transactions Not Reported In A Timely Manner	Number Of Reports Not Filed
Curtis D. Hodgson, Executive Chairman of the Board	16	53	2
Kenneth E. Shipley, Founder, Executive Vice President and Director	6	26	3
Thomas J. Kerkaert, Chief Financial Officer (former)		1	2
Cornelius Van Den Handel, Chief Financial Officer (former)			2
Jeffrey V. Burt, Chief Accounting Officer	2	9	3
Neil J. Suit, Executive Vice President, General Counsel and Secretary (former)	1	5	2
Mark E. Bennet, Director (former)			2
Philip T. Blazek, Director (former)			1
Stephen L. Crawford, Director (former)			2
Jeffrey K. Stouder, Director	1		1
R. Duncan Bates, President and Chief Executice Officer	1	3	1
Ronald C. Arrington, Chief Financial Officer	1
John A. Isakson, Director (former)			2
Richard W. Florea, Director (former)		1	1
Francisco J. Coll, Director	1
Joseph P. Lane, Director	1	1	1
William G. Shipley, beneficial owner of more than 10%	3	9	2
Douglas M. Shipley, beneficial owner of more than 10%	2	6	2

All delinquent filings during the fiscal year ended December 2022, which are included in the chart above, were previously disclosed in the Company’s 2022 Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
1.The Financial Statements are listed in the Index to Financial Statements in Part II, Item 8 of the 2022 Form 10-K.
2.Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.
(b)	EXHIBITS

The following exhibits are filed with this Amendment or are incorporated herein by reference, as indicated.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	**	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.

Exhibit Number		Description

10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
10.23	†

Amended and Restated Employment Agreement, dated as of January 5, 2022, between Legacy Housing Corporation and Curtis D. Hodgson (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2022).

14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
31.1	**	Rule 13a-14(a)/15d-14(a) Certification.
31.2	**	Rule 13a-14(a)/15d-14(a) Certification.
31.3	*	Rule 13a-14(a)/15d-14(a) Certification.
31.4	*	Rule 13a-14(a)/15d-14(a) Certification.
32.1	**	Section 1350 Certifications.
32.2	**	Section 1350 Certifications.
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Unless otherwise indicated, each document was filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-228288).

†	Compensatory plan or agreement.
*	Filed herewith.
**

Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the SEC on March 15, 2023, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY HOUSING CORPORATION

By:	/s/ R. Duncan Bates
	Name:	R. Duncan Bates
	Title:	President and Chief Executive Officer
	Date:	June 1, 2023