Form 10-Q
period 2023-09-30
Legacy Housing Corp
filed 2023-11-09
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 24,391,797 shares of Common Stock ($0.001 par value) outstanding as of November 6, 2023.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$546	$2,818
Held to maturity securities	—	8,412
Accounts receivable, net	4,011	4,873
Current portion of contracts - dealer financed	21,044	29,441
Current portion of consumer loans receivable	7,408	6,801
Current portion of notes receivable from mobile home parks (“MHP”)	15,496	9,670
Current portion of other notes receivable	6,258	8,927
Inventories	35,355	32,075
Prepaid expenses and other current assets	4,998	4,064
Total current assets	95,116	107,081
Contracts - dealer financed, net	11,388	595
Consumer loans receivable, net	143,849	132,208
Notes receivable from MHP, net	163,987	133,072
Other notes receivable, net	29,191	13,795
Inventories	6,704	6,987
Other assets - leased mobile homes	7,758	8,824
ROU assets - operating leases	1,934	2,663
Other assets	1,842	1,482
Property, plant and equipment, net	33,874	30,106
Total assets	$495,643	$436,813
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,945	$4,549
Accrued liabilities	20,609	16,895
Customer deposits	5,876	9,715
Escrow liability	11,008	9,653
Operating lease obligations	514	650
Total current liabilities	43,952	41,462
Long‑term liabilities:
Operating lease obligations, less current portion	1,515	2,121
Lines of credit	13,013	2,545
Deferred income taxes, net	2,862	3,065
Dealer incentive liability	4,825	5,516
Total liabilities	66,167	54,709
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,836,862 and 24,814,695 issued and 24,391,797 and 24,369,630 outstanding at September 30, 2023 and December 31, 2022, respectively	30	30
Treasury stock at cost, 445,065 shares at September 30, 2023 and December 31, 2022	(4,477)	(4,477)
Additional paid-in-capital	181,240	180,555
Retained earnings	252,683	205,996
Total stockholders' equity	429,476	382,104
Total liabilities and stockholders' equity	$495,643	$436,813

See accompanying notes to unaudited condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenue:
Product sales	$37,008	$48,678	$122,505	$155,563
Consumer and MHP loans interest	8,803	7,002	24,996	21,264
Other	4,126	1,645	7,929	4,637
Total net revenue	49,937	57,325	155,430	181,464
Operating expenses:
Cost of product sales	24,820	33,510	83,490	104,648
Selling, general and administrative expenses	6,108	6,727	17,046	20,287
Dealer incentive	(5)	226	27	939
Income from operations	19,014	16,862	54,867	55,590
Other income (expense):
Non‑operating interest income	794	611	2,115	2,246
Miscellaneous, net	(37)	186	875	788
Interest expense	(303)	(88)	(588)	(326)
Total other	454	709	2,402	2,708
Income before income tax expense	19,468	17,571	57,269	58,298
Income tax expense	(3,380)	(2,836)	(9,885)	(10,210)
Net income	$16,088	$14,735	$47,384	$48,088
Weighted average shares outstanding:
Basic	24,391,797	24,406,020	24,382,519	24,356,809
Diluted	25,128,679	25,379,116	25,099,985	25,024,488
Net income per share:
Basic	$0.66	$0.60	$1.94	$1.97
Diluted	$0.64	$0.58	$1.89	$1.92

See accompanying notes to unaudited condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net income	$47,384	$48,088
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,279	1,386
Amortization of deferred revenue	(956)	(1,542)
Amortization of treasury note discount	(76)	—
Amortization of lines of credit cost	53	—
Provision for accounts and notes receivable	955	(80)
Provision for inventory	15	(69)
Gain from sale of leased property	(507)	—
Amortization of operating lease right of use asset	(38)	3,022
Gain on disposal of treasury note	(12)	—
Share-based payment expense	586	4,744
Changes in operating assets and liabilities:
Accounts receivable	490	186
Consumer loans activity, net	(12,199)	(8,752)
Notes receivable MHP activity, net	(36,868)	(28,052)
Dealer inventory loan activity, net	(2,831)	(7,757)
Inventories	(3,011)	(10,025)
Prepaid expenses and other current assets	(1,497)	417
Other assets	(10)	(4,421)
Accounts payable and accrued liabilities	5,110	(2,987)
Right of use activity, net	25	—
Customer deposits	(3,839)	4,491
Escrow liability	1,355	1,222
Dealer incentive liability	(692)	919
Net cash (used in) provided by operating activities	(5,284)	790
Investing activities:
Purchases of property, plant and equipment	(4,572)	(3,268)
Proceeds from sale of leased property	1,108	—
Sale of investments - treasury notes	8,500	—
Issuance of notes receivable	(13,946)	(3,053)
Notes receivable collections	1,028	23,544
Collections from purchased loans	326	372
Net cash (used in) provided by investing activities	(7,556)	17,595
Financing activities:
Proceeds from exercise of stock options	100	—
Proceeds from lines of credit	84,336	108,594
Payments on lines of credit	(73,868)	(116,753)
Net cash (used in) provided by financing activities	10,568	(8,159)
Net (decrease) increase in cash and cash equivalents	(2,272)	10,226
Cash and cash equivalents at beginning of period	2,819	1,042
Cash and cash equivalents at end of period	$547	$11,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$272	$208
Cash paid for taxes	$10,512	$11,673

See accompanying notes to unaudited condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation expense	158,571	4	—	4,003	—	4,007
Net income	—	—	—	—	16,092	16,092
Balances, March 31, 2022	24,813,192	$29	$(4,477)	$179,626	$154,315	$329,493
Share based compensation expense	—	—	—	306	—	306
Net income	—	—	—	—	17,261	17,261
Balances, June 30, 2022	24,813,192	$29	$(4,477)	$179,932	$171,576	$347,060
Share based compensation expense	—	1	—	429	—	430
Net income	—	—	—	—	14,735	14,735
Balances, September 30, 2022	24,813,192	$30	$(4,477)	$180,361	$186,311	$362,225

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes (Note 1)	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation expense	8,571	—	—	191	—	191
Net income	—	—	—	—	16,276	16,276
Balances, March 31, 2023	24,823,266	$30	$(4,477)	$180,746	$221,574	$397,873
Share based compensation expense	7,350	—	—	196	—	196
Proceeds from exercise of stock options	6,246	—	—	100	—	100
Net income	—	—	—	—	15,020	15,020
Balances, June 30, 2023	24,836,862	$30	$(4,477)	$181,042	$236,594	$413,189
Share based compensation expense	—	—	—	199	—	199
Net income	—	—	—	—	16,088	16,088
Balances, September 30, 2023	24,836,862	$30	$(4,477)	$181,241	$252,682	$429,476

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other period. The accompanying balance sheet as of December 31, 2022 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), filed on March 15, 2023. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Material estimates that are susceptible to significant change in the near term primarily relate to the determination and valuation of accounts receivable, loans to mobile home parks, consumer loans, other notes receivable, inventory valuation and obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

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

Revenue from product sales is recognized when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title to the home, as this depicts when control of the promised good is transferred to our customers. For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments and an annual curtailment payment for the first two years. After three years, they are required to payoff any remaining principal balance. Interest income is separately recorded in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of income.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $666 and $2,024 for the three and nine months ended September 30, 2023, respectively, and $861 and $1,941 for the three and nine months ended September 30, 2022, respectively.

For the three months ended September 30, 2023 and 2022, mobile home park (“MHP”) sales to an independent third party and it’s affiliates accounted for $601 or 1.7% and $5,226 or 10.7% of our product sales, respectively, and sales to another independent third party and it’s affiliates accounted for $3,202 or 9.1% and $2,307 or 4.7% of our product sales, respectively. For the nine months ended September 30, 2023 and 2022, MHP sales to an independent third party and its affiliates accounted for $10,134 or 8.8% and $11,420 or 7.3% of our product sales, respectively, and sales to another independent third party and its affiliates accounted for $4,894 or 4.2% and $3,711 or 2.4% of our product sales, respectively. No other customer accounted for more than 5.0% of our product sales.

For the three months ended September 30, 2023 and 2022, product sales included $3,285 and $2,711 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales. For the nine months ended September 30, 2023 and 2022, product sales included $9,857 and $8,964 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for consignment sales, and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of consignment fees, commercial lease rents, contract deposit forfeitures, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for contract deposit forfeitures is recognized when the deposit is forfeited by the customer. Revenue for service fees and miscellaneous income is recognized when the performance obligation is satisfied.

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales:
Direct sales	$2,584	$12,325	$13,762	$34,933
Commercial sales	14,089	13,784	45,547	42,147
Inventory finance sales	12,494	14,210	41,785	54,497
Retail store sales	5,455	5,572	13,703	15,388
Other (1)	2,386	2,787	7,708	8,598
Total product sales	37,008	48,678	122,505	155,563
Consumer and MHP loans interest:
Interest - consumer installment notes	4,890	4,559	14,372	13,717
Interest - MHP notes	3,913	2,443	10,624	7,547
Total consumer and MHP loans interest	8,803	7,002	24,996	21,264
Other (2)	4,126	1,645	7,929	4,637
Total net revenue	$49,937	$57,325	$155,430	$181,464
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services
(2)	Other revenue includes dealer finance charges, contract deposit forfeitures, lease income and other miscellaneous income

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

Accounts Receivable

Included in accounts receivable “net” are receivables from direct sales of mobile homes, sales of parts and supplies to customers, fees and interest. Accounts receivable “dealer financed” are receivables for interest, fees and curtailments owed by dealers under their inventory finance agreements.

Accounts receivables “net” are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivables “dealer financed” are due upon receipt and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, the Company’s previous loss history and the Company’s expected losses over the term of the receivable. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On September 30, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $651 and $279, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title to the mobile homes remains with the Company.

The standard lease agreement is typically for 96 months or 120 months. Under the lease agreement, the lessee (mobile home park operator) uses the mobile homes as personal property to be rented at the lessee's mobile home park. The lessee makes monthly, periodic lease payments to the Company over the term of the lease. The lessee is responsible for maintaining the homes during the term of the lease. The lessee is also responsible for repairing any damage caused by force majeure events. At the end of the lease term or in the event of default, the lessee is required to deliver the homes to the Company with all improvements and in substantially the same condition as existed at the commencement of the lease. The lessee may terminate the lease on 30 days written notice and pay a lease termination fee equal to 10% of the remaining lease payments or six months’ rent, whichever is greater. The lessee has an option to purchase the homes at the end of the lease term for fair market value based on an agreed determination of fair market value by both parties using comparable sales, recent appraisal, or National Automobile Dealers Association official guidance. The lessee must provide the Company with 30 days written notice prior to expiration of the lease of intent to purchase the property for fair market value. The lease also includes a renewal option whereby the lessee has the option to extend the lease for an additional 48 months (the extended term) at the same terms and conditions as the original lease. The lessee must notify the Company of the intent to exercise this renewal option not less than six months prior to expiration of the lease term. The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default will be sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $157 and $184 for the three months ended September 30, 2023 and 2022, respectively, and $474 and $538 for the nine months ended September 30, 2023 and 2022, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at September 30, 2023, are as follows:

2023	$456
2024	1,825
2025	1,825
2026	1,825
2027	1,653
Thereafter	2,264
Total	$9,848

Recent Accounting Pronouncements

The Company has elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act as an emerging growth company.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, requires an entity to instead reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP. However, Topic 326 requires that credit losses be presented as an allowance rather than a write-down and affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company used the longer phase-in period for adoption, and accordingly this ASU became effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 resulted in an increase in portfolio allowances of $900 at transition. The $900 was comprised of a $225 increase for MHP notes, a $187 increase for dealer financed contracts and a $488 increase for other notes receivable. The cumulative effect of the adoption was a net decrease of $698 to beginning retained earnings at January 1, 2023.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

2. CONSUMER LOANS

Consumer loans result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.3% and 13.4% as of September 30, 2023 and December 31, 2022, respectively. Consumer loans receivable have maturities that range from 2 to 30 years.

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

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $11,008 and $9,653 as of September 30, 2023 and December 31, 2022, respectively, and are included in escrow liability in the condensed balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the fair value of the collateral is computed based on the historical recovery rates of previously charged off loans; the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $1,486 and $795 as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets in the condensed balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of September 30,	As of December 31,
	2023	2022
Consumer loans receivable	$154,524	$142,340
Loan discount and deferred financing fees	(2,479)	(2,501)
Allowance for loan losses	(788)	(830)
Consumer loans receivable, net	$151,257	$139,009

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for loan losses, beginning of period	$867	$763	$830	$884
Provision for loan losses	(71)	54	(134)	(203)
Charge offs (recoveries)	(8)	(13)	92	123
Allowance for loan losses	$788	$804	$788	$804

The following table presents loan loss and impairment detail for the consumer loans receivable portfolio:

	As of September 30,	As of December 31,
	2023	2022
Total consumer loans	$154,524	$142,340
Allowance for loan losses	$788	$830
Impaired loans individually evaluated for impairment	$1,771	$1,610
Specific reserve against impaired loans	$652	$612
Other loans collectively evaluated for allowance	$152,753	$140,730
General allowance for loan losses	$136	$218

As of September 30, 2023 and December 31, 2022, the total principal outstanding for consumer loans on nonaccrual status was $1,771 and $1,610, respectively. A detailed aging of consumer loans receivable that are past due as of September 30, 2023 and December 31, 2022 were as follows:

	As of September 30,		As of December 31,
	2023	%	2022	%
Total consumer loans receivable	$154,524	100.0	$142,340	100.0
Past due consumer loans:
31 - 60 days past due	$273	0.2	$1,150	0.8
61 - 90 days past due	231	0.1	108	0.1
91 - 120 days past due	240	0.2	486	0.3
Greater than 120 days past due	1,422	0.9	1,255	0.9
Total past due	$2,166	1.4	$2,999	2.1

3. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

and interest payments. The interest rate on the MHP Notes can be fixed or variable. Approximately $172 million of the MHP Notes have a fixed interest rate ranging from 6.9% to 12.5%. The remaining MHP Notes have a variable rate typically set at 4.0% above prime with a minimum of 8.0%. The average interest rate per loan was approximately 8.1% as of September 30, 2023 and December 31, 2022, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers with substantial financial resources.

The Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 15.4%, 16.9% and 28.9% of the principal balance outstanding, all of which was secured by the mobile homes, as of September 30, 2023. As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of September 30, 2023 and December 31, 2022, the MHP Notes balance is presented net of unamortized finance fees of $1,534 and $1,068, respectively. The finance fees are amortized over the life of the MHP Notes.

There were minimal past due balances on the MHP Notes as of September 30, 2023 and December 31, 2022 and no charge offs were recorded for MHP Notes during the three and nine months ended September 30, 2023 and 2022. The allowance for loan loss for the MHP Notes is $751 and $0 at September 30, 2023 and December 31, 2022, respectively.

There were no impaired MHP Notes as of September 30, 2023 and December 31, 2022, and there were no repossessed homes balances as of September 30, 2023 and December 31, 2022. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

4. OTHER NOTES RECEIVABLE

Other notes receivable relate to various notes issued to mobile home park owners and dealers, which are not directly tied to the sale of mobile homes. The other notes have varying maturity dates and call for monthly principal and interest payments. The other notes are collateralized by mortgages on real estate, units being financed and used as offices, as well as vehicles, and are typically personally guaranteed by the borrowers. The interest rate on the other notes are fixed and range from 5.00% to 17.90%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. There were minimal past due balances for other notes as of September 30, 2023 and no past due balances for other notes as of December 31, 2022, and there were no impaired balances for other notes as of September 30, 2023 and December 31, 2022.

The balance outstanding on the other notes receivable were as follows:

	As of September 30,	As of December 31,
	2023	2022
Outstanding principal balance	$35,638	$22,722
Allowance for loan losses	(189)	—
Total	$35,449	$22,722

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

5. LEASES

The Company currently has 13 operating leases, eight of which are for the Company’s Heritage Housing and Tiny Homes retail locations, three which are subleased by the Company and two of which are for corporate and administrative offices in Bedford, Texas and Norcross, Georgia. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. The remaining weighted-average lease term is 4.23 years and the weighted-average discount rate is 2.10%. See Note 14 – Commitments and Contingencies for additional details on the Company’s lease expense.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three and nine months ended September 30, 2023 and 2022.

Short-term leases, defined as those with a term of 12 months or less, are not recorded on our Condensed Balance Sheet. Our short-term lease costs were not material for the three and nine months ended September 30, 2023 and 2022.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of September 30, 2023, future minimum lease payments under our operating lease liabilities were as follows:

2023	$151
2024	519
2025	495
2026	431
2027	345
Thereafter	145
Total lease payments	$2,086
Less amount representing interest	(57)
Total lease liability	$2,029
Less current lease liability	(514)
Total non-current lease liability	$1,515

6. INVENTORIES

Inventories consists of the following:

	As of September 30,	As of December 31,
	2023	2022
Raw materials	$14,846	$17,442
Work in progress	764	592
Finished goods	26,449	21,028
Total	$42,059	$39,062

Finished goods includes $6,704 and $6,987 as of September 30, 2023 and December 31, 2022, respectively, held for more than twelve months and classified as long-term. The Company has an inventory allowance of $402 as of both September 30, 2023 and December 31, 2022.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	As of September 30,	As of December 31,
	2023	2022
Land	$14,953	$14,953
Buildings and leasehold improvements	20,807	16,949
Vehicles	1,571	1,556
Machinery and equipment	6,420	5,750
Furniture and fixtures	329	300
Total	44,080	39,508
Less accumulated depreciation	(10,206)	(9,402)
Total property, plant and equipment	$33,874	$30,106

Depreciation expense was $273 with $127 included as a component of cost of product sales for the three months ended September 30, 2023, and $295 with $116 included as a component of cost of product sales for the three months ended September 30, 2022. Depreciation expense was $812 with $377 included as a component of cost of

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

product sales for the nine months ended September 30, 2023, and $872 with $364 included as a component of cost of product sales for the nine months ended September 30, 2022.

8. OTHER ASSETS

Other assets consists of the following:

	As of September 30,	As of December 31,
	2023	2022
Stadium license	$349	$349
Other	7	338
Repossessed homes	1,486	795
Total	$1,842	$1,482

9. DEBT SECURITIES

Debt Securities have been classified according to management’s intent. The Company purchased US Treasury Notes in November 2022 that were scheduled to mature in November 2023. The Debt Securities were classified as held-to-maturity and the amortized costs are $8,412 at December 31, 2022. The Debt Securities were sold prior to maturity on June 22, 2023 and the proceeds were used to pay down the credit line. The Company recognized a gain of $12 when the Debt Securities were sold.

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of September 30,	As of December 31,
	2023	2022
Warranty reserve	$2,799	$3,049
Litigation reserve	660	753
Payroll	757	1,006
Portfolio taxes and title	2,360	1,610
Property tax	934	54
Dealer rebates	1,105	1,402
Sales tax	55	61
Federal and state income taxes	7,186	6,699
Other	4,753	2,261
Total accrued liabilities	$20,609	$16,895

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

11. DEBT

Lines of Credit

Revolver

On March 30, 2020, the Company entered into an agreement with Capital One, N.A. for a revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, the Company received a Reservation of Rights notice from Capital One, N.A. (“Capital One”). The letter stated that the Company’s Revolver was in default. The default condition occurred due to the Company’s failure to timely file the Form 10-K and deliver certain financial statements to Capital One. On July 28, 2022, the Company entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One. The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgement against the Company that exceeded the amount allowed in the Revolver. On August 24, 2022, the Company received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One was suspending $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver was limited to $20,000.

The Revolver accrued interest at one-month SOFR plus 2.00%. Amounts available under the Revolver were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes. In connection with the Revolver, the Company paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and was amortized to interest expense over the life of the Revolver. The Revolver required the Company to comply with certain financial and non-financial covenants.

On July 28, 2023, upon entry into the New Revolver described below, the Capital One Revolver was repaid in full, and all commitments thereunder were terminated.

New Revolver

On July 28, 2023, the Company entered into a new Credit Agreement (the “New Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The New Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000,000 and an additional $25,000,000 commitment under an accordion feature. The New Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables.

At the Company's option, borrowings bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolver. The Company paid certain arrangement fees and other fees in connection with the New Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and are amortized to interest expense over the life of the New Revolver. The New Revolver matures July 28, 2027. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2023, the Company was in compliance with all financial covenants, including that it maintain a total debt to tangible net worth ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

For the three months ended September 30, 2023 and 2022, interest expense under the Revolvers was $302 and $87, respectively. For the nine months ended September 30, 2023 and 2022, interest expense under the Revolvers was

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

$588 and $326, respectively. The outstanding balance of the New Revolver as of September 30, 2023 was $13,013, and the outstanding balance of the Revolver as of December 31, 2022 was $2,545. The interest rate in effect as of September 30, 2023 for the New Revolver was 7.95% and the interest rate in effect as of December 31, 2022 for the Revolver was 6.12%. The amount of available credit under the New Revolver was $36,987 as of September 30, 2023 and the amount of available credit under the Revolver was $17,400 as of December 31, 2022.

12. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Compensation Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2023, the Company had 9.7 million shares available for grant under the Compensation Plan.

Restricted Stock Units

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

On January 6, 2022, the Company gave contingent equity awards of 350,000 shares of the Company’s restricted stock to the Executive Chairman of the Company pursuant to an amended and restated employment agreement. An equity award of 175,000 shares will be granted if the Company’s stock price closes at $36 per share for a period of fifteen consecutive market days (the “$36 Equity Award”). The $36 Equity Awards had a grant date fair value of $1,412. Fifty percent of the shares vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date. An additional equity award of 175,000 shares of the Company’s restricted stock will be granted if the Company’s stock price closes at $48 per share for a period of fifteen consecutive market days (the “$48 Equity Award”). The $48 Equity Awards had a grant date fair value of $683. Fifty percent of the shares vested at grant and fifty percent shall vest on June 16, 2024, so long as the Executive Chairman is employed by the Company on that date.

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

The following is a summary of restricted stock units (the “RSU”) activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2023	42	$14.61
Granted	—	$—
Vested	(16)	$14.73
Canceled	—	$—
Nonvested, September 30, 2023	26	$14.54

As of September 30, 2023, approximately 26,000 RSUs remained unvested. The unrecognized compensation expense related to these RSUs at September 30, 2023 was $242 and is expected to be recognized over 1.33 years.

Stock Options

On August 10, 2020, the Company granted 34,626 incentive stock options to a member of senior management at an exercise price of $14.44 per share. The options vest at a rate of 20.0% annually, beginning on August 10, 2021, and become fully vested on August 10, 2025. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 0.24%, dividend yield of 0.00%, expected volatility of common stock of 75.0% and expected life of options of 6.5 years. During the first quarter of 2022, 27,701 of these options were forfeited due to the individual’s departure.

On September 23, 2021, the Company granted 55,490 incentive stock options to a member of management at an exercise price of $18.02 per share. The options vest at a rate of 10.0% annually, beginning on September 23, 2022, and become fully vested on September 23, 2031. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 1.41%, dividend yield of 0.00%, expected volatility of common stock of 75.0% and expected life of options of 7.8 years. During the fourth quarter of 2022, these options were forfeited due to the individual’s departure.

On June 7, 2022, the Company granted 62,460 incentive stock options to the Chief Executive Officer at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

On June 7, 2022, the Company granted options to purchase 900,000 shares of the Company’s stock to the Chief Executive Officer. This grant included an option to purchase 300,000 shares of the Company’s stock at an exercise price

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

of $36.00 per share and an option to purchase 600,000 shares of the Company’s stock at an exercise price of $48.00 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years.

On June 7, 2022, the Company granted 62,460 incentive stock options to the Chief Financial Officer at an exercise price of $16.01 per share. The options vest at a rate of 10.0% annually, beginning on June 7, 2023, and become fully vested on June 7, 2032. All options expire ten years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 2.98%, dividend yield of 0.00%, expected volatility of common stock of 45.7% and expected life of options of 7.8 years. During the third quarter of 2023, the unvested options were forfeited due to the individual’s departure.

On June 22, 2023, the Company granted 22,104 incentive stock options to a member of management at an exercise price of $22.62 per share. The options vest at a rate of 20.0% annually, beginning on June 22, 2023, and become fully vested on June 22, 2028. All options expire five years after the date of grant. Weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted were as follows: risk free interest rate of 4.03%, dividend yield of 0.00%, expected volatility of common stock of 85.0% and expected life of options of 4.0 years.

The following is a summary of option activity (number of units in thousands):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	83	$16.83	$12.27	9.36
Granted	1,025	$40.59	$4.99	9.94
Exercised	—	$—	$—	—
Forfeited	(28)	$14.44	$8.67	—
Outstanding, September 30, 2022	1,080	$39.54	$5.41	9.66	$—
Exercisable, September 30, 2022	5	$18.02	$14.07	8.99	$—

Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	22	$22.62	$14.39	4.73
Exercised	(6)	$16.01	$8.57	—
Forfeited	(56)	$16.01	$8.57	—
Outstanding, September 30, 2023	985	$41.74	$4.97	8.60	$—
Exercisable, September 30, 2023	6	$16.01	$8.57	8.69	$21

As of September 30, 2023, approximately 985,000 options remained nonvested. Unrecognized compensation expense related to these options at September 30, 2023 was $4,279 and is expected to be recognized over 8.6 years.

13. INCOME TAXES

The provision for income tax expense for the three months ended September 30, 2023 and 2022 was $3,380 and $2,836 respectively and $9,885 and $10,210 for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 17.4% and 17.3%, respectively. These

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes. The effective tax rates for the three and nine months ended September 30, 2022 were 16.1% and 17.5%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

14. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company reserves estimated costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of September 30, 2023 and December 31, 2022, the Company had accrued a $260 and $149 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the condensed balance sheets.

The Company is contingently liable under the terms of repurchase agreements with financial institutions that provide inventory financing for independent retailers that sell the Company’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount for which the Company was liable under such agreements totaled $4,767 and $8,925 at September 30, 2023 and December 31, 2022, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be insignificant and accordingly has not recorded any reserve for repurchase commitment as of September 30, 2023 and December 31, 2022.

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $159 and $180 for the three months ended September 30, 2023 and 2022, respectively, and $482 and $530 for the nine months ended September 30, 2023 and 2022, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties was approximately $59 and $55 for the three months ended September 30, 2023 and 2022, respectively, and $184 and $165 for the nine months ended September 30, 2023 and 2022, respectively. See Note 5 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to some of these claims. The Company has included legal reserves of $660 and $753 as of September 30, 2023 and December 31, 2022, respectively, in accrued liabilities on the accompanying condensed balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that pending or threatened litigation will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

15. FAIR VALUE MEASUREMENTS

The Company accounts for its financial instruments in accordance with ASC 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. This framework provides a fair value

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The investment in US Treasury Notes has quoted prices available in active markets that the Company can access at measurement dates. The US Treasury Notes were sold by the Company on June 22, 2023. The Company determined that the fair value of the investment in US Treasury Notes was approximately $8,409 compared to the book value of $8,412 as of December 31, 2022. This was considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. The Company determined that the fair value of the consumer loan portfolio was approximately $150,603 compared to the book value of $151,528 as of September 30, 2023, and a fair value of approximately $138,800 compared to the book value of $139,009 as of December 31, 2022. The Company determined that the fair value of the fixed rate MHP Notes was approximately $169,538 compared to the book value of $172,178 as of September 30, 2023, and a fair value of approximately $128,400 compared to the book value of $129,966 as of December 31, 2022. The difference between the book value and fair value as of September 30, 2023 primarily is due to the Company’s current average discount rate of 8.5% compared to the average coupon rate on the notes of 7.8%. The Company determined that the fair value of the fixed rate other notes was approximately $35,026 compared to the book value of $35,448 as of September 30, 2023, and a fair value of approximately $21,600 compared to the book value of $22,722 as of December 31, 2022. This is a Level II valuation technique.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (in 000's)	$16,088	$14,735	$47,384	$48,088
Denominator:
Basic weighted-average common shares outstanding	24,391,797	24,406,020	24,382,519	24,356,809
Effect of dilutive securities:
Restricted stock units	13,755	260,114	10,206	267,796
Stock options	723,127	712,982	707,260	399,883
Diluted weighted-average common shares outstanding	25,128,679	25,379,116	25,099,985	25,024,488
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.66	$0.60	$1.94	$1.97
Diluted	$0.64	$0.58	$1.89	$1.92

17. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $242 and $0 as of September 30, 2023 and December 31, 2022, respectively. Accounts payable balances due to Bell for maintenance and related services were $62 and $132 as of September 30, 2023 and December 31, 2022, respectively. Home sales to Bell were $1,163 and $695 for the three months ended September 30, 2023 and 2022, respectively, and $3,150 and $2,550 for the nine months ended September 30, 2023 and 2022, respectively.

Shipley Bros., Ltd. (“Shipley”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Home sales to Shipley were $207 and $524 for the three months ended September 30, 2023 and 2022, respectively, and $830 and $2,235 for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable balances due from Shipley were $0 as of September 30, 2023 and December 31, 2022. There were no accounts payable balances due to Shipley as of September 30, 2023 and December 31, 2022.

At September 30, 2023, the Company had a payable of $4 to a principal shareholder.  This amount is included in the Company’s accounts payable balance as of September 30, 2023.

18. SUBSEQUENT EVENTS

Legacy evaluated events after September 30, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores to consumers and manufactured housing communities. We are the fifth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and the Institute for Building Technology and Safety for the twelve month period ending June 30, 2023. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. For the three and nine months ended September 30, 2023, we sold 643 and 2,246 home sections, respectively (which are entire homes or single floors that are combined to create complete homes). For the three and nine months ended September 30, 2022, we sold 944 and 2,947 home sections, respectively.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Company supports the others. For example, the sale of manufactured homes includes providing transportation and consignment arrangements with dealers. We also provide financing options to the customers to facilitate the sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the Company are based upon analyses of our company as one segment or unit.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of 146 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. For the nine months ended September 30, 2023, approximately 49% of our manufactured homes were sold in Texas, followed by 15% in Georgia, 9% in Louisiana, 4% in Oklahoma, and 3% in Florida. For the nine months ended September 30, 2022, approximately 51% of our manufactured homes were sold in Texas, followed by 11% in Georgia, 6% in Florida, 5% in Louisiana and 5% in Arizona.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2023, the cost of these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$5,616	$9,831
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	2,024	4,663
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	25	447
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	382	1,932
			$11,006	$8,154	$19,160

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation most recently has been at or near its highest rate in the U.S. over the last 30 years. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets in Florida and the Carolinas. In order to maintain long term growth, we must be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We are actively reviewing organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended September 30, 2023 and 2022 (in thousands)

	Three months ended
	September 30,
	2023	2022	$ change	% change
Net revenue:
Product sales	$37,008	$48,678	$(11,670)	(24.0)%
Consumer and MHP loans interest	8,803	7,002	1,801	25.7%
Other	4,126	1,645	2,481	150.8%
Total net revenue	49,937	57,325	(7,388)	(12.9)%
Operating expenses:
Cost of product sales	24,820	33,510	(8,690)	(25.9)%
Selling, general administrative expenses	6,108	6,727	(619)	(9.2)%
Dealer incentive	(5)	226	(231)	(102.2)%
Income from operations	19,014	16,862	2,152	12.8%
Other income (expense)
Non‑operating interest income	794	611	183	30.0%
Miscellaneous, net	(37)	186	(223)	(119.9)%
Interest expense	(303)	(88)	(215)	244.3%
Total other	454	709	(255)	(36.0)%
Income before income tax expense	19,468	17,571	1,897	10.8%
Income tax expense	(3,380)	(2,836)	(544)	19.2%
Net income	$16,088	$14,735	$1,353	9.2%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $11.7 million, or 24%, during the three months ended September 30, 2023 as compared to the same period in 2022. This decrease was driven by an industry wide decrease in unit volumes ($11.0 million), a decrease in net revenue per unit ($0.2 million) and a decrease in the conversion of certain independent dealer consignment arrangements to financing arrangements and other market factors ($0.5 million).

Net revenue attributable to our factory-built housing consisted of the following during the three months of 2023 and 2022:

	Three months ended
	September 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net revenue:
Product sales	$37,008	$48,678	$(11,670)	(24.0)%
Total units sold	582	753	(171)	(22.7)%
Net revenue per unit sold	$63.6	$64.6	$(1)	(1.6)%

For the three months ended September 30, 2023, our net revenue per unit sold decreased primarily due to changes in our product sales mix slightly offset by increases in unit prices over the same period in 2022, as rising material and labor costs were passed on to our customers. We had decreases in direct sales, inventory finance sales and retail store sales, partially offset by an increase in commercial sales and other product sales. Our commercial sales have lower margins than sales through our company-owned retail stores and our inventory financed sales.

Consumer and MHP loans interest income grew $1.8 million, or 25.7%, during the three months ended September 30, 2023 as compared to the same period in 2022 and is related to our increase in average outstanding MHP note portfolio balance and average outstanding consumer loan portfolio balance. Between September 30, 2023 and September 30, 2022 our MHP note portfolio increased by $47.8 million and our consumer loan portfolio increased by $16.8 million.

Other revenue primarily consists of contract deposit forfeitures, dealer finance fees and commercial lease rents and increased $2.5 million, or 150.8%, during the three months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to $2.4 million increase in forfeited deposits, a $0.2 million increase in dealer finance fees, partially offset by a $0.1 million decrease in commercial lease rents.

The cost of product sales decreased $8.7 million, or 25.9%, during the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses decreased $0.6 million, or 9.2%, during the three months ended September 30, 2023 as compared to the same period in 2022. This decrease was primarily due to a $0.6 million decrease in warranty costs and a net $0.4 million decrease in other miscellaneous costs, partially offset by a $0.2 million increase in legal expense, and a $0.2 million increase in loan loss provision.

Dealer incentive expense decreased $0.2 million, or 102.2%, during the three months ended September 30, 2023 as compared to the same period in 2022.

Other income (expense) decreased $0.3 million, or 36.0%, during the three months ended September 30, 2023 as compared to the same period in 2022.  There was an increase of $0.2 million in non-operating interest income, offset by a decrease of $0.2 million in miscellaneous income, net, and an increase of $0.2 million in interest expense.

Income tax expense was $3.4 million during the three months ended September 30, 2023 compared to $2.8 million for the same period in 2022. The effective tax rate for the three months ended September 30, 2023 was 17.4% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes. The effective tax rate for the three months ended September 30, 2022 was 16.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Comparison of Nine Months ended September 30, 2023 and 2022 (in thousands)

	Nine months ended
	September 30,
	2023	2022	$ change	% change
Net revenue:
Product sales	$122,505	$155,563	$(33,058)	(21.3)%
Consumer and MHP loans interest	24,996	21,264	3,732	17.6%
Other	7,929	4,637	3,292	71.0%
Total net revenue	155,430	181,464	(26,034)	(14.3)%
Operating expenses:
Cost of product sales	83,490	104,648	(21,158)	(20.2)%
Selling, general administrative expenses	17,046	20,287	(3,241)	(16.0)%
Dealer incentive	27	939	(912)	(97.1)%
Income from operations	54,867	55,590	(723)	(1.3)%
Other income (expense)
Non‑operating interest income	2,115	2,246	(131)	(5.8)%
Miscellaneous, net	875	788	87	11.0%
Interest expense	(588)	(326)	(262)	80.4%
Total other	2,402	2,708	(306)	(11.3)%
Income before income tax expense	57,269	58,298	(1,029)	(1.8)%
Income tax expense	(9,885)	(10,210)	325	(3.2)%
Net income	$47,384	$48,088	$(704)	(1.5)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $33.0 million, or 21.3%, during the nine months ended September 30, 2023 as compared to the same period in 2022. This decrease was driven by an industry wide decrease in unit volumes ($26.6 million), a decrease in net revenue per unit ($1.3 million) and a decrease in the conversion of certain independent dealer consignment arrangements to financing arrangements and other market factors ($5.1 million).

Net revenue attributable to our factory-built housing consisted of the following during the nine months of 2023 and 2022:

	Nine Months Ended
	September 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net revenue:
Product sales	$122,505	$155,563	$(33,058)	(21.3)%
Total units sold	1,948	2,349	(401)	(17.1)%
Net revenue per unit sold	$62.9	$66.2	$(3.3)	(5.0)%

For the nine months ended September 30, 2023, our net revenue per unit sold decreased primarily due to changes in our product sales mix slightly offset by increases in unit prices over the first nine months of 2022, as rising material and labor costs were passed on to our customers. We had decreases in inventory finance sales, direct sales, retail store sales, and other product sales, and commercial sales were flat. Our commercial sales have lower margins than sales through our company-owned retail stores and our inventory financed sales. For the nine months ending September 30, 2023, we experienced a decrease in net revenue attributable to product sales in our Eatonton facility. We have remediated the quality and consistency issues in this facility and are increasing our sales efforts in Eatonton. We plan to meet or exceed historical levels in 2024, pending market conditions.

Consumer and MHP loans interest income grew $3.7 million, or 17.6%, during the nine months ended September 30, 2023 as compared to the same period in 2022 and is related to our increase in average outstanding MHP note portfolio balance and average outstanding consumer loan portfolio balance. Between September 30, 2023 and

September 30, 2022, our MHP note portfolio increased by $47.8 million and our consumer loan portfolio increased by $16.8 million, both net of principal reduction.

Other revenue primarily consists of contract deposit forfeitures, dealer finance fees and commercial lease rents and increased $3.3 million, or 71.0%, during the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to $2.6 million increase in forfeited deposits, a $0.8 million increase in dealer finance fees and a $0.1 million increase in setup and service sales, partially offset by a $0.2 million decrease in portfolio fees & servicer revenue.

The cost of product sales decreased $21.2 million, or 20.2%, during the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses decreased $3.2 million, or 16.0%, during the nine months ended September 30, 2023 as compared to the same period in 2022. This decrease was primarily due to a $3.2 million decrease in payroll & related costs, a $0.3 million decrease in consulting and professional fees, a $0.2 million decrease in supplies and a net $0.6 million decrease in other miscellaneous costs, partially offset by a $1.1 million increase in loan loss provisions.

Dealer incentive expense decreased $0.9 million, or 97.1%, during the nine months ended September 30, 2023 as compared to the same period in 2022.

Other income (expense) decreased $0.3 million, or 11.3%, during the nine months ended September 30, 2023 as compared to the same period in 2022.  There was a decrease of $0.1 million in non-operating interest income and an increase of $0.3 million in interest expense, offset by an increase of $0.1 million in miscellaneous income, net.

Income tax expense was $9.9 million during the nine months ended September 30, 2023 compared to $10.2 million for the same period in 2022. The effective tax rate for the nine months ended September 30, 2023 was 17.3% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2022 was 17.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations, cash and cash equivalents at September 30, 2023, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Indebtedness, below).

Cash and Cash Equivalents

We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of September 30, 2023, we had approximately $0.5 million in cash and cash equivalents, compared to $2.8 million as of December 31, 2022.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2023	2022

Net cash (used in) provided by operating activities	$(5,284)	$790
Net cash (used in) provided by investing activities	$(7,556)	$17,595
Net cash provided (used in) by financing activities	$10,568	$(8,159)
Net change in cash and cash equivalents	$(2,272)	$10,226
Cash and cash equivalents at beginning of period	$2,818	$1,042
Cash and cash equivalents at end of period	$546	$11,268

Comparison of Cash Flow Activities from September 30, 2023 to September 30, 2022

Net cash used in operating activities increased $6.1 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of increased MHP originations net of collections, decreased dealer inventory loan originations net of collections, decrease in other assets, increase in prepaid expenses and other current assets, increased volume of consumer loan originations net of principal collections, decreased inventories, decrease in customer deposits, increase in accounts payable and accrued liabilities and a decrease in dealer incentive liability.

Net cash used in investing activities of $7.6 million during the nine months ended September 30, 2023 was primarily attributable to $13.9 million used for loans to third parties for the development of manufactured housing parks and $4.5M used for purchases of property, plant and equipment. This was offset by $8.5 million in proceeds from the sale of treasury notes, $1.1 million in proceeds from the sale of leased property, $1.1 million of collections related to loans to third parties for the development of manufactured housing parks and collections of $0.3 million from our purchased consumer loans.

Net cash provided by financing activities of $10.6 million during the nine months ended September 30, 2023 was attributable to net proceeds of $10.5 million on our lines of credit and $0.1 million received from the exercise of stock options. Net cash used in financing activities of $8.2 million in 2022 was attributable to net payments of $8.2 million on our lines of credit.

Indebtedness

Capital One Revolver. On March 30, 2020, we entered into an agreement with Capital One, N.A. (“Capital One”) for a revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

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

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One was suspending $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver was limited to $20,000.

The Revolver accrued interest at one-month SOFR plus 2.00%. Amounts available under the Revolver were subject to a formula based on eligible consumer loans and MHP Notes and were secured by all accounts receivable, consumer loans and MHP Notes. In connection with the Revolver, we paid certain arrangement fees and other fees of approximately $295, which were capitalized as unamortized debt issuance costs and were amortized to interest expense over the life of the Revolver. The Revolver required the Company to comply with certain financial and non-financial covenants.

On July 28, 2023, upon entry into the New Revolver described below, the Capital One Revolver was repaid in full, and all commitments thereunder were terminated.

Prosperity Revolver. On July 28, 2023, the Company entered into a new Credit Agreement (the “New Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The New Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000,000 and an additional $25,000,000 commitment under an accordion feature. The New Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolving Credit Agreement or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolver. The Company paid certain arrangement fees and other fees in connection with the New Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and are amortized to interest expense over the life of the New Revolver. The New Revolver matures July 28, 2027.

For the three months ended September 30, 2023, interest expense under the Revolver and New Revolver was $302, and for the three months ended September 30, 2022, interest expense under the Revolver was $87. For the nine months ended September 30, 2023, interest expense under the Revolver and New Revolver was $588 and for the nine months ended September 30, 2022, interest expense under the Revolver was $326, respectively. The outstanding balance of the New Revolver as of September 30, 2023 was $13,013, and the outstanding balance of the Revolver as of December 31, 2022 was $2,545. The interest rate in effect as of September 30, 2023 for the New Revolver was 7.95% and the interest rate in effect as of December 31, 2022 for the Revolver was 6.12%. The amount of available credit under the New Revolver was $36,987 as of September 30, 2023 and the amount of available credit under the Revolver was $17,400 as of December 31, 2022. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2023, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2023:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2023	2024 - 2025	2026 - 2027	After 2027
Lines of credit	$13,013	—	—	13,013	—
Operating lease obligations	$2,086	151	1,014	776	145

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution that provides inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $4,767 and $8,925 as of September 30, 2023 and December 31, 2022, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2023.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2023 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act.  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these exemptions until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. We expect our status as an emerging growth company to end on December 31, 2023, five years from our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, that our disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as described below.

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

The material weaknesses in financial reporting as of September 30, 2023 are summarized as follows:

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

Remediation Efforts to Address Previously-Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, Management has evaluated the material weaknesses described above and implemented a remediation plan to address its material weaknesses. During the three-month period ending September 30, 2023 we continued implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting and accounting functions.

While significant actions to improve our internal processes continue to be implemented, the enhanced controls have not operated for a sufficient period-of-time to demonstrate that the material weakness have been remediated as of September 30, 2023. Our material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period-of-time and management has concluded, through testing, that the controls operate effectively.

We are committed to improving our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. We are working to complete the remediation of our material weaknesses by the end of fiscal year 2023.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2022 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended September 30, 2023 and will continue throughout the remainder of 2023.

While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 - Commitments and Contingencies in our September 30, 2023 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

LEGACY HOUSING CORPORATION

Dated: November 9, 2023	By:	/s/ Jeffrey Fiedelman
Name: Jeffrey Fiedelman
Title: Chief Financial Officer
(On behalf of Registrant and as Principal Financial Officer)