Form 10-K
period 2023-12-31
Legacy Housing Corp
filed 2024-03-15
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________   to ________

Commission file number 001-38761

Legacy Housing Corporation

(Exact Name of Registrant as Specified in its Charter)

Texas	20-2897516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Airport Freeway, #100 Bedford, Texas	76022

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (817)-799-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock ($0.001 par value)	LEGH	NASDAQ Global Select Market

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $235,772,057; 10,166,971 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2023 have been deemed affiliates.

As of March 10, 2024, the total number of shares outstanding of the registrant’s common stock was 24,401,429 shares.

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

Our Company

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and also sold directly to manufactured home communities. The company was founded in 2005, and our corporate office is located in Bedford, Texas (between Dallas and Fort Worth). We completed our initial public offering (the “IPO”) in December 2018 and our common stock trades on The NASDAQ Global Select Market under the symbol “LEGH.”

We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the nine month period ending September 30, 2023. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2023, we sold 2,877 home sections (which are entire modules or single floors).

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $75,000 and include young and working class families, as well as persons age 55 and older. In 2022, there were approximately 65,969,000 households in the United States with annual household incomes of less than $75,000, representing 50% of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations, and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce approximately 70 home sections, or approximately 60 fully-completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2023, are sold to consumers, primarily across 15 states through a network of over 150 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes.

We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers who purchase homes from us and then sell them to consumers. We provide consumer financing for our products which are sold to end-users through both independent and company-owned retail locations. And we provide financing solutions to manufactured housing community owners that buy our products for use in their housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. We believe the target market of manufactured home buyers consists of households with total annual income below $75,000 which comprised 50% of total U.S. households in 2022. We believe our target U.S. age group is wide ranging from young families who are often first time homebuyers to older homebuyers who may be downsizing or moving towards a more rural lifestyle. The comparatively low all-in cost of fully-equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all-in average sales price per square foot difference between a new manufactured home and a new site-built home (excluding land).

Average Price per Square Foot Comparison

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Manufactured homes are an attractive alternative for consumers as new single-family home prices have risen over the past several years.. As shown in the chart below, there is a growing gap between the average sale price for new single-family homes (including the land on which they were built) and the price of the average manufactured home; management sees this gap as an opportunity for the industry.

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

Source: U.S. Census Bureau.

The manufactured housing industry shipped 89,200 manufactured homes in 2023 and 112,882 manufactured homes in 2022 according to data published by the U.S. Census Bureau. Manufactured housing shipments represent approximately 4% of total completed privately owned housing units.

Manufactured Home Shipments vs. Total Completed Housing
700,000.00
600,000.00
500,000.00
400,000.00
300,000.00
200,000.00
100,000.00
0.00
30%
25%
20%
15%
10%
5%
0%
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
Average %

Source: U.S. Census Bureau

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We believe that we differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 80 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By utilizing an assembly-line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and can produce, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, our homes have vaulted ceilings in every room, have our copyrighted “furniture friendly” floor plans and, in most cases, are wider, have taller ceilings and steeper roof pitches than our competitors’ products. Altogether, we believe our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration enables us to respond quickly to our customers’ needs and modify designs during the construction process.

●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve over 150 independent retail locations and 13 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 779 homes in 2023 and 1,082 homes in 2022, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 726 homes in 2023 and 946 homes in 2022, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 640 homes in 2023 and 913 homes in 2022. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. We believe our company-owned stores, on average, carry higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently and with unique and varied customer-requested features. We constantly seek ways to directly source materials used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line.
●	Available Financing for our Dealers and Retail Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations. And we provide financing to mobile home community owners that buy our products for use in their rental housing communities. Our company has been providing inventory financing to our independent retailers since our formation, and we now have over 150 independent retailers using our inventory financing solutions. We now have more than 3,500 retail customers that purchased their homes using our retail financing solutions.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties, and generally these community owners contract to buy homes from us. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.
●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that our interests are strongly aligned with our stockholders as our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth E. Shipley (Executive Vice President and Director) own a significant percentage of outstanding shares. By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are directly aligned with those of our investors. We believe that the controlling interests and involvement of our co-founders has promoted long-term planning, an enhanced culture among our customers, development of strategic partners and employees, and ultimately the creation of value for our stockholders.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 19 years. We believe that the solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has provided us with sustainable net sales and net income growth over the years. Our growth strategy includes the following key initiatives:

●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for interest and servicing revenues, which act as additional drivers of net income for us. We intend to expand financing and leasing solutions to manufactured housing community-owner customers, in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We believe there are significant growth opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and for financing bulk purchases of those homes by community owners.
●	Pursue Selective Development Opportunites. We seek to grow through selective acquisition of developable land in proximity to our manufacturing footprint. This will provide for a future revenue stream for the underlying land as well as ensure high utilization of our expertise in manufacturing and distribution. The Company owns over 1,000 acres of land in several counties in Texas: Bastrop County, Johnson County, Wise County, and Bexar County. We continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of additional manufactured housing communities in order to provide locations for manufactured homes for our customers.
●	Focus on our Retail Process. As of December 31, 2023, we distribute our products primarily across 15 states through a combination of 13 company-owned retail locations and over 150 independent retail locations. We believe that a focused network of company-owned retail locations allows us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. We believe our company-owned stores, on average, carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.

Our Products

Overview. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the nine month period ending September 30, 2023. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately-owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

Manufacturing and Quality Design. We utilize local market research to design homes that meet the specific requirements of our customers, and our homes are designed after extensive field research and consumer feedback. We frequently introduce new floor plans, decor, exterior design, features and accessories to appeal to changing consumer trends, and we offer an assortment of customizations to match each customer’s individual tastes. Each home typically contains a living room, dining area, kitchen, 1 to 5 bedrooms and 1 to 3 1/2 bathrooms, and each home can be customized to include certain features including, among others, fireplaces, central air conditioning, mini-split climate control, overhead heat ducts, stipple-textured ceilings, decorative wood grain vinyl floors, wood cabinetry and energy conservation elements.

The manufactured homes we build are constructed in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our Texas factories are certified to build homes according to the Texas Industrialized Housing and Buildings law (known as the Texas Modular Code) and our Georgia factory is certified to build homes according to Georgia state construction codes. In addition to traditional manufactured homes, we offer a diverse assortment of tiny houses, which are recreational structures between 320 and 399 square feet in size that are used as temporary dwellings, can be pulled by a pick-up truck and are generally aesthetically similar to larger homes. Our tiny houses are built in a variety of models and floor plans and typically range from 1 to 3 bedrooms with 1 to 2 bathrooms. Tiny houses do not need to be built to HUD standards.

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time, generating less waste and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2023 and 2022 we sold 2,877 and 4,189 home sections, including 151 and 139 tiny houses, respectively.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the year ended December 31, 2023, we produced, on average, approximately 47 home sections per week, or 41 fully-completed homes. For the year ended December 31, 2022 we produced, on average, approximately 70 home sections per week, or 60 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We intend to continue seeking greater direct sourcing of materials from original manufacturers. This will allow us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. Pricing and availability of certain raw materials fluctuated during 2023 and 2022 due to factors in the economic environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs.

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

Distribution

As of December 31, 2023, we distribute our manufactured homes primarily across 15 states through a network of over 150 independent retail locations, 13 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets.

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

Our independent retailers generally either pay cash to purchase inventory or finance their inventory needs through our inventory finance program. Certain of our independent retailers finance a portion of their inventory through wholesale floor plan financing arrangements with third parties. In such cases, we verify the order with the third party, then manufacture the home and ship it to the retailer. Payment is due from the third-party lender upon shipment of the product to the retailer and, depending on the terms of each arrangement, we may or may not have limited repurchase obligations associated with this inventory.

Our 13 company-owned retail locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities. We believe that our company-owned stores are, on average, more productive than our independent retail locations and carry higher gross margins.

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

Our sales and marketing strategy focuses on households with annual incomes of less than $75,000 which includes young families, working class families and persons age 55 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces or man-camp housing. Additionally, we continue to be well-positioned to react to any increase in demand for affordable, quickly-delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States. During the years ended December 31, 2023 and 2022, no customer accounted for more than 10% of our net sales.

Financing Solutions for Our Customers

We offer three types of financing solutions:

●	Inventory Financing. We provide inventory financing to our independent retailers, who purchase homes from us and then sell them to consumers.
●	Consumer Financing. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations.
●	Manufactured Housing Community Financing. We provide financing to community owners that buy or lease our products for use in their rental housing communities.

The following table provides an overview of consumer, MHP and dealer financing options as of December 31, 2023 ($ in thousands):

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans (1)	or Monthly Fee	Term
Consumer Financing	$159,738	3,527	13.2% average annual contractual rate	123 months
MHP Community Financing	$184,280	612	8.0% average annual contractual rate	39 months
Dealer Financing	$32,979	60	1.0% average monthly contractual rate	26 months

(1)	Dealer finance number includes number of loan agreements which generally is one per dealer

Inventory Financing. We provide inventory financing for most of our independent retailers for products we manufacture and for pre-owned products. In an inventory finance arrangement, the Company sells products to our independent retailers and provides financing for the sales. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home from by the retailer to its customer or the end of the term. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement.

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

We provide retail consumer financing to consumers who purchase our full-size manufactured homes and tiny houses. We also provide dealer incentive arrangements to encourage our independent retailers to use our financing product. Under these arrangements, once a customer executes a home purchase agreement with Legacy financing, we pay to the retailer a majority of the retailer’s gross margin, and we retain the remainder. We service the loan, charge a servicing fee and receive an annual preferred return for amounts we contribute to the loan. Upon recovering our contribution, fees and preferred return, we split the remaining balance with the independent retailer according to a negotiated formula. We account for this as a dealer incentive liability.

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

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels and is based upon several factors, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail and wholesale consumer financing. We compete with other producers of manufactured homes and new producers continue to enter the market. We also compete with companies offering for sale homes repossessed from wholesalers or consumers and we compete with new and existing site-built homes, apartments, townhouses and condominiums.

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Skyline Champion Corporation. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 19 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies. We are the country’s sixth largest producer of manufactured homes. Accordingly, we believe we have a significant opportunity to expand in this industry by effectively growing our market share.

There are significant competitors among lenders to manufactured home buyers including national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. Examples of such lenders include 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc., Berkshire Hathaway, Inc., Triad Finance Corporation and CU Factory Built Lending, LP. Certain of these competitors are larger than us and have access to substantially more capital and cost efficiencies.

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

Transportation and Zoning Regulations. The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Our manufactured homes (including our tiny houses) are also subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulations with which the retailer or other person installing the home must comply.

Warranty Regulations. Certain warranties we issue may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on consumer products. For example, warranties that are subject to this act must be included in a single easy-to-read document that is generally made available prior to purchase. This act also prohibits certain attempts to disclaim or modify implied warranties and the use of deceptive or misleading terms. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

Financial Services Regulations. A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act and Regulation Z promulgated under that act require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated under that act prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated under that act require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. Installment sales contracts, direct loans and mortgage loans eligible for inclusion in a Ginnie Mae program are subject to the credit underwriting requirements of the FHA. The American Housing Rescue and Foreclosure Prevention Act provides assistance for the housing industry, including manufactured homes, including, among other things, increased loan limits for chattel (home-only Title I) loans. Recent FHA guidelines provide Ginnie Mae the ability to securitize manufactured home FHA Title I loans to allow lenders to obtain new capital, which can then be used to fund new loans for our customers. The Secure and Fair Enforcement for Mortgage Licensing Act established requirements for the licensing and registration of all individuals that are Mortgage Loan Originators (“MLOs”). Traditionally, manufactured housing retailers have assisted home buyers with securing financing for the purchase of homes, including negotiating rates and the terms for their loans. Under this act, however, these activities are prohibited unless performed by a registered or licensed MLO. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents. Regulation C of the Home Mortgage Disclosure Act, among other things, requires certain financial institutions, including non-depository institutions, to collect, record, report and disclose information about their mortgage lending activity, which is used to identify potential discriminatory lending patterns and enforce anti-discrimination statutes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed into law and established the Consumer Financial Protection Bureau (“CFPB”) which regulates consumer financial products and services. Certain CFPB mortgage finance rules apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans secured by manufactured homes. These rules, among other things, define standards for origination of “Qualified Mortgages,” establish specific requirements for lenders to prove borrowers’ ability to repay, outline conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers and establish interest rates and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. While many manufactured homes are financed with agency-conforming mortgages in which the ability to repay is verified, and interest rates and other costs are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, particularly chattel loans and non-conforming land-home loans, fall outside such safe harbors. Additionally, the CFPB rules, among other things, amended the Truth-in-Lending Act and the Real Estate Settlement Procedures Act by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”) and imposing additional restrictions on mortgages that are covered by HOEPA. As a result, certain manufactured home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed “High Cost Mortgages” and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of manufactured homes have been written at rates and fees that would not appear to be considered High Cost Mortgages under these rules, and while some lenders may offer loans that are deemed High Cost Mortgages, the rate and fee limits may deter some lenders from offering such loans to borrowers or be reluctant to enter into loans subject to the provisions of HOEPA. Additionally, certain CFPB rules apply to appraisals on principal residences securing higher-priced mortgage loans. Certain loans secured by manufactured homes, primarily chattel loans, could be considered higher-priced mortgage loans. Among other things, the rules require creditors to provide copies of appraisal reports to borrowers prior to loan closing. Compliance with the regulations may constrain lenders’ ability to profitably price certain loans or may cause lenders to incur additional costs to implement new processes, procedures, controls and infrastructure and may cause some lenders to curtail underwriting certain loans altogether. Furthermore, some investors may be reluctant to participate in owning such loans because of the uncertainty of potential litigation and other costs. As a result, some prospective buyers of manufactured homes may be unable to secure necessary financing. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

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

Employees

As of December 31, 2023, we had approximately 572 employees. Of our employees, approximately 469 individuals were hourly employees and 103 individuals were salaried employees. Our employees are currently not represented by any collective bargaining unit.

Available Information

We make available free of charge on our website, www.legacyhousingcorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.

ITEM 1A.    RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Legacy relies on information technology infrastructure and architecture, including hardware, cloud computing networks, software, people, and processes to manage protected, confidential, and personally identifiable information. Our business is at risk from, and may be impacted by, cybersecurity threats and incidents, including but not limited to attempts to gain unauthorized access to our systems or data. Similar threats and incidents may impact third parties with which we do business. We have invested and continue to invest in cybersecurity and data protection efforts, including technical, administrative, and organizational safeguards designed to protect our systems and data. However, we acknowledge that a future cybersecurity incident could materially harm our business, operating results, and financial condition.

The Company’s cybersecurity efforts are directly overseen by our Director of Information Technology, who reports directly to our Chief Executive Officer. The Company’s Board of Directors is made aware of cybersecurity incidents and threats, as appropriate, pursuant to corporate policy.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Fort Worth, TX	2005	Owned	96,880
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Owned	388,000
Retail Locations
Acworth, GA	2019	Leased	2,369
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Jennings, LA	2017	Owned	2,432
Minden, LA	2017	Leased	2,369
Mt. Pleasant, TX	2016	Leased	1,792
Sapulpa, OK	2020	Leased	1,960
Greenville, TX	2016	Owned	1,256
Gainesville, TX	2017	Owned	2,240
Oklahoma City, OK	2016	Owned	2,100
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	8,020
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas and Eatonton, Georgia. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used.

We currently operate 13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 9 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2024 to 2028. Total rent expense for the years ended December 31, 2023 and 2022 was $645,000 and $713,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of December 31, 2023, there were 12 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2023 or 2022. We have no plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

ITEM 6.      [RESERVED]

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward-looking statements as a result of various factors, including those discussed in this Form 10-K and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.”Dollar amounts are in thousands unless otherwise noted.

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are the sixth largest producer of manufactured homes in the United States as ranked by number of homes manufactured based on information available from the Manufactured Housing Institute and IBTS for the nine month period ending September 30, 2023. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33 to $180. During 2023, we sold 2,877 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2022, we sold 4,189 home sections.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision-maker, the Chief Executive Officer, are based upon analyses of our company as one segment or unit.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of over 150 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores exclusively sell our homes. During the years ended December 31, 2023 and 2022, no independent retailer accounted for 10% or more of our product sales. Approximately 51% of our 2023 product sales were attributable to our independent retail distributors, 12% to our company-owned retail locations and 37% directly to owners of manufactured housing communities. Approximately 63% of our 2022 product sales were attributable to our independent retail distributors, 9% to our company-owned retail locations and 29% directly to owners of manufactured housing communities.

The following table shows the states in which we sold most of our manufactured homes and the approximate percentage of this sales to our total product sales:

	% of 2023	% of 2022
	Total	Total
Location	Net Sales	Net Sales
Texas	53%	53%
Georgia	12%	9%
Louisiana	9%	4%
Oklahoma	4%	3%
Michigan	3%	—%
Florida	3%	5%
New Mexico	2%	2%
North Carolina	2%	2%
Alabama	2%	5%
Colorado	1%	1%
Indiana	1%	—%
Kansas	1%	1%
South Carolina	1%	2%
Arizona	1%	5%

We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers who purchase homes from us and then sell them to consumers. We provide consumer financing for our products which are sold to end-users through both independent and company-owned retail locations. We also provide financing solutions to manufactured housing community owners that buy our products for use in their manufactured housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2023, these properties include the following ($’s in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$8,884	$13,099
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	2,161	4,800
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	42	464
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	382	1,932
			$11,006	$11,576	$22,582

●	We also expect to provide financing solutions to a select group of our manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.

●	Inflation recently was near its highest rates in the U.S. over the last 30 years. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has unutilized square footage available and with additional investment can add capacity to increase the number of homes that can be manufactured. We intend to increase production at the Georgia facility over time, particularly in response to orders increasingly being generated from new markets. In order to maintain our growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

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

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. Our calculation of the general reserve considers the historical loss rate for the last three years, adjusted for the estimated loss discovery period and any qualitative factors both internal and external to our company. Specific reserves are determined based on probable losses on specific classified impaired loans. For further information, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2023 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

We evaluate finished goods inventory based on age, and we classify our finished goods inventory greater than one year old as non-current.

Revenue Recognition

Direct Sales

Revenue from homes sold to independent retailers that are not financed and not under an inventory finance arrangement generally is recognized upon execution of a sales contract and when the home is shipped, at which time title passes to the independent retailer and collectability is reasonably assured. These types of homes are generally either paid for prior to shipment or floor plan financed through a third party lender by the independent retailer through standard industry arrangements, which can include repurchase agreements.

Commercial Sales

Revenue from homes sold to mobile home parks under commercial loan programs involving funds provided by our company is recognized when the home is shipped, at which time title passes to the customer and a sales and financing contract is executed, down payment received, and collectability is reasonably assured.

Inventory Finance Sales

We provide inventory financing for independent retailers who purchase homes from us and then resell them to consumers. Sales under an inventory financing arrangement are considered sales of homes to the independent dealer and are recognized as revenue upon delivery of the home to the dealer’s location.

Retail Store Sales

Revenue from direct retail sales through company-owned retail locations generally is recognized when the customer has entered into a legally binding sales contract, payment is received, the home is delivered at the customer’s site, title has transferred, and collection is reasonably assured. Retail sales financed by us are recognized as revenue upon the execution of a sales and financing contract, receipt of a down payment and delivery of the home to the final customer, at which time title passes and collectability is reasonably assured.

Revenue is recognized net of sales taxes.

Product Warranties

We provide retail home buyers with a one-year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred, and warranty liability balance is included as part of accrued liabilities in our balance sheet.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-K.

Comparison of Years ended December 31, 2023 and 2022 (in thousands)

	Year ended
	December 31,
	2023	2022	$ change	% change
Net revenue:
Product sales	$145,100	$222,052	$(76,952)	(34.7)%
Consumer and MHP loans interest	37,420	28,564	8,856	31.0%
Other	6,624	6,399	225	3.5%
Total net revenue	189,144	257,015	(67,871)	(26.4)%
Operating expenses:
Cost of product sales	99,692	150,114	(50,422)	(33.6)%
Selling, general administrative expenses	24,279	27,568	(3,289)	(11.9)%
Dealer incentive	586	1,315	(729)	(55.4)%
Total operating expenses	124,557	178,997	(54,440)	(30.4)%
Income from operations	64,587	78,018	(13,431)	(17.2)%
Other income (expense)
Non‑operating interest income	3,019	2,942	77	2.6%
Miscellaneous, net	2,060	1,563	497	31.8%
Interest expense	(930)	(375)	(555)	148.0%
Total other	4,149	4,130	19	0.5%
Income before income tax expense	68,736	82,148	(13,412)	(16.3)%
Income tax expense	(14,276)	(14,375)	99	(0.7)%
Net income	$54,460	$67,773	$(13,313)	(19.6)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $77.0 million, or 34.7%, in 2023 as compared to 2022. This decrease was driven by (i) the conversion of certain independent dealer consignment arrangements to inventory finance arrangements in 2022 that did not occur in 2023 and (ii) a decrease in unit volumes. The conversion of consignment arrangements to inventory finance arrangements resulted in an increase to product sales of approximately $29.1 million during 2022, and the conversion had a minimal impact on product sales in 2023.

Net revenue attributable to our factory-built housing consisted of the following in 2023 and 2022:

	Year Ended
	December 31,
	($ in thousands)
	2023	2022	$ Change	% Change
Net revenue:
Product Sales	$145,100	$222,052	$(76,952)	(34.7)%
Total units sold	2,434	3,339	(905)	(27.1)%
Net revenue per unit sold	$59.6	$66.5	$(6.9)	(10.4)%

In 2023, our net revenue per product sold decreased primarily because of the conversion of consignment arrangements to inventory finance arrangements that occurred in 2022 but not in 2023, and this was partially offset by an increase in unit prices in 2023, as rising material and labor costs were passed on to our customers. We had decreases in direct sales, commercial sales, inventory finance sales and retail store sales. We believe the market for mobile homes in 2023 slowed considerably from prior years due to the economic environment, including higher inflation and rising home costs. Direct sales decreased $28.0 million, or 61.5% from 2023 to 2022, mainly due to general slowdown in the market for mobile homes. Commercial sales decreased $6.4 million, or 10.5% from 2023 to 2022, due to mobile home park operators slowing or delaying purchases of mobile homes. Retail store sales decreased $0.5 million, or 2.4% from 2023 to 2022, and we believe our efforts to to focus on our own retail sales channel in 2023 helped moderate the impact of market conditions. Inventory finance sales decreased $39.9 million, or 47.5% from 2023 to 2022, due to the conversion of consignment arrangements to inventory finance arrangements that occurred in 2022 but not in 2023.

Consumer, MHP and dealer loans interest income increased $8.9 million, or 31.0%, from 2023 to 2022 due to growth in our loan portfolios. Interest income in 2023 from dealer finance notes resulted from the 2022 conversion of consignment arrangements to inventory finance arrangements and the addition of new dealer finance notes in 2023. Between December 31, 2023 and December 31, 2022 our consumer loan portfolio increased by $17.5 million, our MHP loan portfolio increased by $39.2 million, our other notes portfolio increased by $11.9 million and our dealer finance notes increased by $2.5 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income and increased $0.2 million, or 3.5%, primarily due to a $2.7 million increase in forfeited deposits, a $0.3 million increase in servicer fee revenue and a $2.8 million decrease in consignment fees.

The cost of product sales decreased $50.4 million, or 33.6%, in 2023 as compared to 2022. The decrease in costs is primarily related to a decrease in units sold.

Selling, general and administrative expenses decreased $3.3 million, or 11.9%, in 2023 as compared to 2022. This decrease was primarily due to a $3.2 million decrease in salaries and benefits costs, a $0.4 million decrease in warranty costs, a $0.1 million decrease in consulting and professional fees, and a $0.1 million decrease in depreciation and amortization expense, partially offset by a $1.0 million increase in loan loss provision, a $0.7 million increase in legal expense, a $0.4 million increase in marketing and advertising expense and a net $1.5 million decrease in other miscellaneous costs.

Dealer incentive expense decreased $0.7 million, or 55.4% in 2023 as compared to 2022.

Other income (expense), net did not change in 2023, as compared to 2022. Net changes included a $1.3 million increase in income from gains related to financing dealer and consumer loans, a decrease of $0.2 million in capital gains related to the sale of leased property, an increase of $0.1 million in interest income, a decrease of $0.5 million in other income, a $0.6 million increase in interest expense and an increase of $0.1 million in other expense.

Income tax expense was $14.3 million for 2023 compared to $14.4 million for and 2022. The effective tax rate for the year ended December 31, 2023 was 20.8% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the year ended December 31, 2022 was 17.5% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at December 31, 2023, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2023, we had approximately $0.7 million in cash, compared to $2.8 million as of December 31, 2022. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2023	2022

Net cash used in operating activities	$(13,536)	$(1,691)
Net cash (used in) provided by investing activities	$(9,769)	$9,081
Net cash provided by (used in) financing activities	$21,235	$(5,614)
Net change in cash	$(2,070)	$1,776
Cash at beginning of year	$2,818	$1,042
Cash at end of year	$748	$2,818

Comparison of Cash Flow Activities from 2023 to 2022

Net cash used in operating activities was $13.5 million during the year ended December 31, 2023, compared to net cash of $1.7 million used in operating activities during 2022. This change was primarily a result of increased cash used for a decrease in operating income before non-cash adjustments, increased volume of consumer loan originations net of principal collections, increased inventories, increased prepaid expenses and other current assets, decreased customer deposits and a decrease in dealer incentives. The increase in cash used in operating activities was partially offset by a decreased volume of dealer inventory loans net of collections, decreased other assets, and decreased accounts payable and accrued liabilities.

Net cash used in investing activities of $9.8 million in 2023 was primarily attributable to $14.8 million of originations related to loans we made to third parties for the development of manufactured housing parks, $8.5 million in proceeds from the sale of U.S. treasury notes, and $7.7 million in improvements and development related to property, plant and equipment. These were offset by $2.7 million of collections related to loans we made to third parties for the development of manufactured housing parks, proceeds of $1.1 million for the sale of leased property and collections of $0.4 million from our purchased consumer loans.

Net cash provided by financing activities of $21.2 million in 2023 was attributable to net uses of $21.1 million on our lines of credit offset by $0.1 million received from the exercise of stock options. Net cash used in financing activities of $5.6 million in 2022 was attributable to net payments of $5.6 million on our lines of credit.

Lines of Credit

Capital One Revolver. On March 30, 2020, we entered into an agreement with Capital One, N.A. (“Capital One”) for a revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, we received a Reservation of Rights notice from Capital One, N.A. The letter stated that our Revolver was in default. The default condition occurred due to our failure to timely file the Form 10-K and deliver certain financial statements to Capital One. On July 28, 2022, we entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One. The Amendment replaced the LIBOR borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgment against us that exceeded the amount allowed in the Revolver.

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One was permitted to suspend $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver was limited to $20,000.

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

Prosperity Revolver. On July 28, 2023, the Company entered into a new Credit Agreement (the “New Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The New Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The New Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolving Credit Agreement or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolver. The Company paid certain arrangement fees and other fees in connection with the New Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and are amortized to interest expense over the life of the New Revolver. The New Revolver matures July 28, 2027.

For the year ended December 31, 2023, interest expense under the Revolver and New Revolver was $930, and for the year ended December 31, 2022, interest expense under the Revolver was $225. The outstanding balance of the New Revolver as of December 31, 2023 was $23,680, and the outstanding balance of the Revolver as of December 31, 2022 was $2,545. The interest rate in effect as of December 31, 2023 for the New Revolver was 7.95% and the interest rate in effect as of December 31, 2022 for the Revolver was 6.12%. The amount of available credit under the New Revolver was $26,320 as of December 31, 2023 and the amount of available credit under the Revolver was $17,400 as of December 31, 2022. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2023, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2023:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2024	2025 - 2026	2027 - 2028	After 2028
Lines of credit	$23,680	—	—	23,680	—
Operating lease obligations	$1,935	519	925	491	—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution providing inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $3,030,000 and $8,925,000 as of December 31, 2023 and 2022, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2023.

Recent Accounting Pronouncements

The Company elected to use longer phase in periods for the adoption of new or revised financial accounting standards under the JOBS Act while it was an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. ASU 2016-02 was effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2022 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $3,258 at transition. However, this standard did not have a material impact on the consolidated statement of income or the consolidated statement of cash flows. See Note 8 for further discussion on leases.

In June 2016, the FASB issued ASU 2016 13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company used the longer phase in period for adoption, and accordingly this ASU became effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 resulted in an increase in portfolio allowances of $900 at transition. The $900 was comprised of a $225 increase for MHP notes, a $187 increase for dealer financed contracts and a $488 increase for other notes receivable. The cumulative effect of the adoption was a net decrease of $698 to beginning retained earnings at January 1, 2023.

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

Emerging Growth Company Status

The Company’s status as an “emerging growth company” ended on December 31, 2023. An “emerging growth company,” as defined in the JOBS Act. Section 107 of the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Legacy Housing Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Legacy Housing Corporation (the "Company") as of December 31, 2023, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Allowance for Loan Losses

As discussed in Note 2 of the financial statements, the Company changed its method of accounting for expected loan losses in fiscal year 2023 due to the adoption of ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 2 to the financial statements, the allowance for loan losses represents management’s estimate of the expected credit losses in the Company’s loan portfolios. As of December 31, 2023, the allowance for loan losses was

$2.2 million on total loans of $412.3 million. The expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as aging of the loan portfolios, collateral value, historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan.

Also included in the allowance for loan losses are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Company considers includes changes in lending policies and procedures, business conditions, portfolio concentrations, collateral characteristics, volume and severity of past due loans,  and legal and regulatory requirements, among others. Further, the Company considers the inherent uncertainty in quantitative models that are built on historical data.

The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the loan portfolios is a critical audit matter are the significant judgments and estimation used by management in developing loss rates and estimating collateral value which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained. Additionally, the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We evaluated the process and controls, but we took no reliance on controls due to the material weaknesses identified as listed on our opinion on the Internal Control over Financial Reporting. The procedures performed in testing management’s process for estimating the allowance for loan losses, included, among others, (i) evaluating the appropriateness of the loss forecast models and methodology, (ii) testing the completeness and accuracy of data used in the estimate, and (iii) evaluating the reasonableness of certain qualitative reserves made to the model output results to determine the overall allowance for loan losses. These procedures also included the use of professionals with specialized skills and knowledge to assist in evaluating the appropriateness of certain models and methodologies.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2023.

Tampa, Florida

March 15, 2024

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Legacy Housing Corporation

Opinion on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Legacy Housing Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the balance sheet as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements) of the Company and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) control activities are not sufficiently or appropriately designed or implemented and have a lack of documentation, review and approval of certain control activities. Additionally, those activities are not sufficiently monitored and tested, (ii) management does not have sufficient qualified accounting personnel to support the preparation of financial statements that are in compliance with U.S. GAAP and SEC reporting requirements, and (iii)  information technology general controls are not sufficiently or appropriately designed or implemented over in-scope business processes and financial reporting systems. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 15, 2024

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

/s/ Daszkal Bolton, LLP

Sunrise, Florida

March 15, 2023

We served as the Company’s auditor from 2022 to March 2023.

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$748	$2,818
Held to maturity securities	—	8,412
Accounts receivable, net	4,656	4,873
Current portion of contracts - dealer financed	32,538	29,441
Current portion of consumer loans receivable	7,682	6,801
Current portion of notes receivable from mobile home parks (“MHP”)	18,156	9,670
Current portion of other notes receivable	6,013	8,927
Inventories	33,176	32,075
Prepaid expenses and other current assets	4,915	4,064
Total current assets	107,884	107,081
Contracts - dealer financed	—	595
Consumer loans receivable, net	148,818	132,208
Notes receivable from mobile home parks (“MHP”), net	163,824	133,072
Other notes receivable, net	28,577	13,795
Inventories, net	7,793	6,987
Other assets - leased mobile homes	7,601	8,824
ROU assets - operating leases	1,794	2,663
Other assets	2,571	1,482
Property, plant and equipment, net	37,880	30,106
Total assets	$506,742	$436,813
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,090	$4,549
Accrued liabilities	18,504	16,895
Customer deposits	4,146	9,715
Escrow liability	10,104	9,653
Operating lease obligation	489	650
Total current liabilities	37,333	41,462
Long‑term liabilities:
Operating lease obligation, less current portion	1,396	2,121
Lines of credit	23,680	2,545
Deferred income taxes, net	2,338	3,065
Dealer incentive liability	5,260	5,516
Total liabilities	70,007	54,709
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,843,494 and 24,814,695 issued and 24,398,429 and 24,369,630 outstanding at December 31, 2023 and 2022, respectively	30	30
Treasury stock at cost, 445,065 shares at December 31, 2023 and 2022, respectively	(4,477)	(4,477)
Additional paid-in-capital	181,424	180,555
Retained earnings	259,758	205,996
Total stockholders' equity	436,735	382,104
Total liabilities and stockholders' equity	$506,742	$436,813

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Income (in thousands, except share and per share data)

	Year ended December 31,
	2023	2022
Net revenue:
Product sales	$145,100	$222,052
Consumer, MHP and dealer loans interest	37,420	28,564
Other	6,624	6,399
Total net revenue	189,144	257,015
Operating expenses:
Cost of product sales	99,692	150,114
Selling, general and administrative expenses	24,279	27,568
Dealer incentive	586	1,315
Total operating expenses	124,557	178,997
Income from operations	64,587	78,018
Other income (expense):
Non‑operating interest income	3,019	2,942
Miscellaneous, net	2,060	1,563
Interest expense	(930)	(375)
Total other	4,149	4,130
Income before income tax expense	68,736	82,148
Income tax expense	(14,276)	(14,375)
Net income	$54,460	$67,773
Weighted average shares outstanding:
Basic	24,385,190	24,357,785
Diluted	25,070,626	24,742,419
Net income per share:
Basic	$2.23	$2.78
Diluted	$2.17	$2.74

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2021	24,654,621	$25	$(4,477)	$175,623	$138,223	$309,394
Share based compensation	160,074	5	—	4,932	—	4,937
Net income	—	—	—	—	67,773	67,773
Balances, December 31, 2022	24,814,695	30	(4,477)	180,555	205,996	382,104
Cumulative change in accounting principle, net of taxes (Note 2)	—	—	—	—	(698)	(698)
Share based compensation	28,799	—	—	869	—	869
Net income	—	—	—	—	54,460	54,460
Balances, December 31, 2023	24,843,494	30	(4,477)	181,424	259,758	436,735

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2023	2022
Operating activities:
Net income	$54,460	$67,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,726	1,936
Amortization of deferred revenue	(1,285)	(1,383)
Amortization of Treasury Note Discount	(76)	(25)
Amortization of lines of credit cost	70	74
Provision for accounts and notes receivable	1,354	(109)
Provision for long term inventory	49	(83)
Gain from sale of leased property	(507)	(753)
Non-cash operating lease expense	(50)	62
Deferred income taxes	(524)	61
Share based payment expense	769	4,936
Gain on disposal of treasury note	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(155)	309
Consumer loans activity, net	(17,362)	(13,346)
Notes receivable MHP activity, net	(39,192)	(39,423)
Dealer inventory loan activity, net	(2,930)	(26,553)
Inventories	(1,956)	5,699
Prepaid expenses and other current assets	(1,323)	485
Other assets	(1,246)	(1,449)
Accounts payable and accrued liabilities	(5)	(3,397)
Right of use activity, net	33	46
Customer deposits	(5,569)	1,966
Escrow liability	451	303
Dealer incentive liability	(256)	1,180
Net cash used in operating activities	(13,536)	(1,691)
Investing activities:
Purchases of property, plant and equipment	(7,713)	(3,800)
Proceeds from sale of leased property	1,108	1,684
Purchase of investments - treasury notes	—	(8,386)
Sale of investments - treasury notes	8,500	—
Issuance of notes receivable	(14,786)	(4,394)
Notes receivable collections	2,745	23,495
Collections from purchased loans	377	482
Net cash (used in) provided by investing activities	(9,769)	9,081
Financing activities:
Proceeds from exercise of stock options	100	—
Proceeds from lines of credit	110,761	100,589
Payments on lines of credit	(89,626)	(106,203)
Net cash provided by (used in) financing activities	21,235	(5,614)
Net (decrease) increase in cash	(2,070)	1,776
Cash at beginning of year	2,818	1,042
Cash at end of year	$748	$2,818
Supplemental disclosure of cash flow information:
Cash paid for interest	$478	$251
Cash paid for taxes	$18,859	$10,314
Acquisition of property plant and equipment, included in accrued liabilities	$1,154	$—

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The Company (1) manufactures and provides for the transport of mobile homes, (2) provides wholesale financing to dealers and mobile home parks and (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its mobile homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its mobile homes. The Company also sells homes directly to consumers, through its own retail stores, and to dealers and mobile home parks.

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

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision-maker, the Chief Executive Officer, are based upon analyses of our company as one segment or unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2023, the Company had one bank account that exceeded the FDIC limit by $105. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

Held to Maturity Securities

Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments as of December 31, 2022 consisted of US Treasury Notes, and these treasury notes were sold prior to maturity on June 22, 2023.

Accounts Receivable

“Accounts receivable, net” includes receivables from direct sales of mobile homes, sales of parts and supplies to customers, inventory finance fees and interest.

“Accounts receivables, net” related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivables generally are due within 30 days. Accounts receivable “net” are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2023, 2022 and 2021, the allowance for doubtful accounts totaled $651, $279 and $343, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.2% and 13.4% as of December 31, 2023 and 2022, respectively. Consumer loans receivable have maturities that range from 2 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company also may receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $10,104 and $9,653 as of December 31, 2023 and 2022, respectively, and are included in escrow liability in the accompanying balance sheets.

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

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The Company’s calculation of the general reserve considers the historical loan default rates and collateral recovery rates for the last three years and any qualitative factors both internal and external to the Company. Specific reserves are determined based on probable losses on specific classified impaired loans.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

The Company’s policy is to place a loan on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which generally is when either principal or interest is past due and remains unpaid for more than 90 days. Management implemented this policy based on an analysis of historical data, current performance of loans and the likelihood of recovery once principal or interest payments became delinquent and were aged more than 90 days. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal, as long as the remaining book balance of the asset is deemed to be collectible. The accrual of interest resumes when the past due principal or interest payments are brought within 90 days of being current. As of December 31, 2023 and 2022, total principal outstanding for consumer loans on nonaccrual status was $1,565 and $1,610, respectively.

Impaired loans are those loans for which it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans, or portions thereof, are charged off when deemed uncollectible. A loan is generally deemed impaired if it is more than 90 days past due on principal or interest, is in bankruptcy proceedings, or is in the process of repossession. A specific reserve is created for impaired loans based on fair value of underlying collateral value, less estimated selling costs. The Company uses various factors to determine the value of the underlying collateral for impaired loans. These factors include: (1) the length of time the unit remained unsold after construction; (2) the amount of time the house was occupied; (3) the cooperation level of the borrowers (for example, loans requiring legal action or extensive field collection efforts may have a reduced value); (4) the physical location of the home; (5) the length of time the borrower has lived in the house without making payments; (6) the size of the home and market conditions; and (7) the experience and expertise of the particular dealer assisting in collection efforts.

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance as the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged-off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $2,215 and $795 as of December 31, 2023 and 2022, respectively, and are included in other assets in the accompanying balance sheets.

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and call for monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 6.9% to 12.5%. The average interest rate per loan was approximately 8.0% and 8.1% as of December 31, 2023 and 2022, respectively, and with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by the borrowers with substantial financial resources.

As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 14.0%, 17.9% and 24.5% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of December 31, 2023 there were past due balances of $98 on the MHP Notes, and for the year ended December 31, 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $735 as of December 31, 2023. As of December 31, 2022 there were minimal past due balances on the MHP Notes, and for the year ended December 31, 2022, no charge offs were recorded for MHP Notes. Allowance for loan loss was considered immaterial and accordingly no provision was recorded against the MHP Notes as of December 31, 2022.

As of December 31, 2023, there was a minimal impaired balance of MHP Notes and there was no repossessed home balance. As of December 31, 2022 there was no impaired loan balance for MHP Notes and no repossessed homes balance. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Other Notes Receivable

Other notes receivable relate to various notes issued to mobile home park owners and dealers and are not directly tied to the sale of mobile homes. These other notes have varying maturity dates and generally require monthly principal and interest payments. They are collateralized by mortgages on real estate, mobile homes that we have financed for which the borrower uses as offices, as well as vehicles. These notes typically are personally guaranteed by the borrowers. The interest rates on the other notes are fixed and generally range from 5.0% to 17.9%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience. As of December 31, 2023, the allowance for loan losses on other notes was $236, the past due balance for other notes was $22, and the impaired balance for other notes was $84. As of December 31, 2022, the allowance for loan losses on other notes was $0. There were no past due balances for other notes as of December 31, 2022, and there were no impaired balances for other notes as of December 31, 2022.

Dealer Finance Receivable

Dealer finance receivable are receivables for loans that we make to independent retailers, or dealers, for the purchase of mobile homes so that dealers can then market them for sale to consumers. The loans are part of our inventory finance program. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home by the retailer to its customer or the end of the term.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2023 and 2022, the Company recorded an insignificant amount of inventory write-down.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

The Company evaluates finished goods inventory based on historical experience to estimate its inventory not expected to be sold in less than a year. The Company classifies its inventory not expected to be sold in one year as non-current. As of December 31, 2023 and 2022, non-current inventory was $7,793 and $6,987, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement title for the mobile homes remains with the Company, and the lease is accounted for as an operating lease.

Our typical lease agreement has a term of 96 or 120 months. It requires the lessee to maintain the home and to return the home to us at the end of the lease in good condition. It provides the lessee with a termination option for a fee, an option to extend the lease and a purchase option at fair market value.

The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $632 and $582 for the years ended December 31, 2023 and 2022, respectively.

Future minimum lease income under all operating leases for each of the next five years at December 31, 2023,is as follows:

2024	$1,825
2025	1,825
2026	1,825
2027	1,653
2028	1,460
Thereafter	804
Total	$9,392

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment. No impairment for long-lived assets was recorded for the years ended December 31, 2023 and 2022.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

Dealer Incentive Liability

The Company has entered into agreements with qualifying independent retailers, or dealers, that provides incentives to retailers when their customers finance the purchase of a home with the Company. The agreements provide for a portfolio for these consumer loans. The independent retailer is eligible to receive a dealer incentive, which is a portion of total collections expected on this consumer loan portfolio after the Company recovers its contribution (the collection thresholds are set per the terms of the dealer agreement, and the contribution includes the Company’s initial contribution, interest and fees).

A dealer incentive liability is recorded in the Company’s balance sheet based on the total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2023 and 2022, the dealer incentive liability was $5,260 and $5,516, respectively. Dealer incentive expense for the years ended December 31, 2023 and 2022 totaled $586 and $1,315, respectively, and is included in the Company’s statements of income.

Product Warranties

The Company provides retail home buyers with a one-year warranty from the date of purchase on manufactured inventory. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and the warranty liability balance is included as part of accrued liabilities in the Company’s balance sheet.

The following table summarizes activity within the warranty liability for the years ended December 31, 2023 and 2022:

	2023	2022
Warranty liability, beginning of year	$3,049	$2,876
Product warranty accrued	2,552	2,874
Warranty costs incurred	(2,691)	(2,701)
Warranty liability, end of year	$2,910	$3,049

Advertising Costs

The Company expenses all advertising and marketing expenses in the period incurred. Advertising costs for the years ended December 31, 2023 and 2022 were $409 and $120, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, investments in U.S. Treasury Notes, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable and lines of credit.

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The investment in US Treasury Notes has quoted prices available in active markets that the Company can access at measurement dates. The US Treasury Notes were sold by the Company on June 22, 2023. The Company determined that the fair value of the investment in US Treasury Notes was approximately $8,409 compared to the book value of $8,412 as of December 31, 2022. This was considered a Level I valuation technique. The lines of credit, notes payable, part of the MHP Notes and part of the other note receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios as of December 31, 2023 and December 31, 2022:

	2023	2022
Consumer loan portfolio, fair value	$155,146	$138,800
Consumer loan portfolio, book value	156,499	139,009
Fixed rate MHP Notes, fair value	176,270	128,400
Fixed rate MHP Notes, book value	178,724	129,966
Fixed rate other notes, fair value	34,340	21,600
Fixed rate other notes, book value	34,590	22,722

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides inventory financing for independent retailers who purchase homes from us and then sell them to consumers. Inventory Finance Sales are considered sales of homes to the independent dealer. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Sales of homes may be financed by the Company, by a third party, or paid in cash.

Consumer, MHP and dealer loans interest includes interest income from the consumer, MHP and dealer finance loan portfolios. Other revenue consists of consignment fees, commercial lease rents, service fees and other miscellaneous income.

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provided that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2023 and 2022.

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

Interest related to other notes receivable balances and interest income earned on cash balances is shown in Non-operating Interest Income on the statements of income.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on an award’s estimated grant date fair value in order to recognize compensation cost for those shares expected to vest. The Company has elected to record forfeitures as they occur. Compensation cost is recognized on a straight-line basis over the vesting period of the awards and adjusted as forfeitures occur.

The fair value of each option grant with only service-based conditions is estimated using the Black-Scholes pricing model. The fair value of each restricted stock grant with only service-based conditions is calculated based on the closing price of the Company’s common stock on the grant date.

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. The volatility is estimated based on the historical volatility of the Company’s common stock. The expected life of awards granted represents the period of time that the awards are expected to be outstanding based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on its historical award exercise experience. The Company does not expect to pay dividends on its common stock.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver product to our customers are included as a component of cost of product sales in the statements of income. Shipping and handling costs for the years ended December 31, 2023 and 2022 were $621 and $1,804, respectively.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during the reporting period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s balance sheets. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been issued.

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

The determination of the provision for income taxes requires judgment, use of estimates, and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2023, which includes the tax years 2020, 2021 and 2022.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes, inventory finance loans and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

The consumer loans and inventory finance loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 14.0%, 17.9% and 24.5% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2022, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 12.3%, 16.6% and 34.0% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2023 and 2022, the Company had concentration of other notes receivable with one independent third-party and its affiliates that equaled 64.4% and 77.6%, respectively, of the principal balance outstanding. The other notes are secured by land and other assets and are personally guaranteed.

Recent Accounting Pronouncements

The Company elected to use longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act while it was an emerging growth company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. ASU 2016-02 was effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2022 and elected certain practical expedients permitted under the transition guidance, including the package of practical expedients; however, the Company did not elect the hindsight practical expedient. Additionally, the Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The adoption of ASU 2016-02 resulted in an increase in total assets and total liabilities of $3,258 at transition. However, this standard did not have a material impact on the consolidated statement of income or the consolidated statement of cash flows. See Note 8 for further discussion on leases.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to previous GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down and affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affected loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company used the longer phase-in period for adoption, and accordingly this ASU became effective for the Company’s fiscal year beginning January 1, 2023. The adoption of ASU 2016-13 resulted in an increase in portfolio allowances of $900 at transition. The $900 was comprised of a $225 increase for MHP notes, a $187 increase for dealer financed contracts and a $488 increase for other notes receivable. The cumulative effect of the adoption was a net decrease of $698 to beginning retained earnings at January 1, 2023.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was effective upon issuance. The new standard has had no material impact on the Company's financial statements.

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s Financial Statements upon adoption.

3. REVENUE

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under a inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. The Company provides inventory financing for independent retailers who purchase homes from us and then sell them to consumers. Inventory Finance Sales are considered sales of homes to the independent dealer. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Sales of homes may be financed by the Company, by a third party, or paid in cash.

Revenue from product sales is recognized when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers. For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments. Interest income is separately recorded in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is separately recorded in the statement of income.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income.

For the year ended December 31, 2023, sales to two independent third-parties and their affiliates accounted for $10,134 or 7.0% and $10,033 or 6.9% of our product sales, respectively. For the year ended December 31, 2022, sales to two independent third-parties and their affiliates accounted for $13,008 or 5.9% and $11,879 or 5.4% of our product sales, respectively.

For the years ended December 31, 2023 and 2022, total cost of product sales included $10,188 and $11,588 of costs relating to subcontracted production for commercial sales, reimbursed dealer expenses for inventory finance sales, and certain other similar costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. The Company transitioned most of its independent retailers from consignment arrangements to inventory finance arrangements in late 2022. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
Product sales:
Direct sales	$17,540	$45,549
Commercial sales	54,955	61,373
Inventory finance sales	44,135	84,037
Retail store sales	19,169	19,629
Other (1)	9,301	11,464
Total product sales	145,100	222,052
Consumer, MHP and dealer loans interest:
Interest - consumer installment notes	19,360	18,369
Interest - MHP notes	14,330	10,195
Interest - dealer finance notes	3,730	—
Total consumer, MHP and dealer loans interest	37,420	28,564
Other	6,624	6,399
Total net revenue	$189,144	$257,015

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

4. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2023 and 2022:

	2023	2022
Consumer loans receivable	$159,738	$142,340
Loan discount and deferred financing fees	(2,473)	(2,501)
Allowance for loan losses	(765)	(830)
Consumer loans receivable, net	$156,500	$139,009

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2023 and 2022:

	2023	2022
Allowance for loan losses, beginning of year	$830	$884
Provision for loan losses	(114)	(243)
Charge offs	49	189
Allowance for loan losses, end of year	$765	$830

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2023 and 2022:

	2023	2022
Total consumer loans	$159,738	$142,340
Allowance for loan losses	$765	$830
Impaired loans individually evaluated for impairment	$1,565	$1,610
Specific reserve against impaired loans	$562	$612
Other loans collectively evaluated for allowance	$158,173	$140,730
General allowance for loan losses	$203	$218

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

A detailed aging of consumer loans receivable that are past due as of December 31, 2023 and 2022 were as follows:

	2023	%	2022	%
Total consumer loans receivable	$159,738	100.0	$142,340	100.0
Past due consumer loans:
31 - 60 days past due	$624	0.4	$1,150	0.8
61 - 90 days past due	149	0.1	108	0.1
91 - 120 days past due	123	0.1	486	0.3
Greater than 120 days past due	1,449	0.9	1,255	0.9
Total past due	$2,345	1.5	$2,999	2.1

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination:

	Year of Origination
	2023	2022	2021	2020	2019	Prior	Total	% of Portfolio
< 30 days past due	$32,584	$24,951	$21,705	$13,550	$12,857	$51,747	$157,394%	98.5
30-90 days past due	217	89	108	86	—	231	731	0.5
> 90 days past due	110	—	511	104	197	691	1,613	1.0
Total	$32,911	$25,040	$22,324	$13,740	$13,054	$52,669	$159,738%	100.0

5. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance reserve composed of specific and general reserve amounts. As of December 31, 2023 and 2022, the MHP Note balance is presented net of unamortized finance fees of $1,565 and $1,068, respectively. The finance fees are amortized over the life of the MHP Notes.

As of December 31, 2023 there were past due balances of $98 on the MHP Notes, and for the year ended December 31, 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $735 as of December 31, 2023. As of December 31, 2022 there were minimal past due balances on the MHP Notes, and for the year ended December 31, 2022, no charge offs were recorded for MHP Notes. Allowance for loan loss was considered immaterial and accordingly no provision was recorded against the MHP Notes as of December 31, 2022.

Approximately $55 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $37 million of these notes currently is in default and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of December

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

31, 2023 and determined a provision for expected loan losses is not deemed necessary based on the analysis of the underlying collateral.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2023 and 2022:

	2023	2022
Outstanding principal balance	$184,280	$143,810
Loan discount and deferred financing fees	(1,565)	(1,068)
Allowance for loan losses	(735)	—
Total	$181,980	$142,742

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2023 and 2022:

	2023	2022
Allowance for loan losses, beginning of year	$—	$—
Provision for loan losses	735	—
Charge offs (recoveries)	—	—
Allowance for loan losses, end of year	$735	$—

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2023 and 2022:

	2023	2022
Total MHP loans	$184,280	$134,067
Allowance for loan losses	735	—
Impaired loans individually evaluated for impairment	31,215	—
Specific reserve against impaired loans	5	—
Other loans collectively evaluated for allowance	153,065	—
General allowance for loan losses	730	—

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination:

	Year of Origination
	2023	2022	2021	2020	2019	Total	% of Portfolio
< 30 days past due	$55,783	$51,809	$36,215	$35,551	$4,073	$183,431%	99.5
30-90 days past due	—	—	—	—	—	—	—
> 90 days past due	462	387	—	—	—	849	0.5
Total	$56,245	$52,196	$36,215	$35,551	$4,073	$184,280%	100

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

6. Other Notes Receivable

Other notes receivable include loans that we make to community owners for the purpose of acquiring or developing properties and, as part of the arrangement, these community owners contract to buy homes from us.

Approximately $55 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $37 million of these notes currently is in default and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of December 31, 2023 and determined a provision for expected loan losses is not deemed necessary based on the analysis of the underlying collateral.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2023 and 2022:

	2023	2022
Outstanding principal balance	$35,353	$23,017
Loan discount and deferred financing fees	(527)	(295)
Allowance for loan losses	(236)	—
Total	$34,590	$22,722

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2023 and 2022:

	2023	2022
Allowance for loan losses, beginning of year	$—	$—
Provision for loan losses	236	—
Charge offs (recoveries)	—	—
Allowance for loan losses, end of year	$236	$—

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2023 and 2022:

	2023	2022
Total Other notes receivable	$35,353	$23,017
Allowance for loan losses	236	—
Impaired loans individually evaluated for impairment	25,135	—
Specific reserve against impaired loans	84	—
Other notes receivable collectively evaluated for allowance	10,218	—
General allowance for loan losses	152	—

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination:

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

	Year of Origination
	2023	2022	2021	2020	2019	Total	% of Portfolio
< 30 days past due	$33,348	$461	$191	$300	$105	$34,405%	97.3
30-90 days past due	—	—	—	—	—	—	—
> 90 days past due	—	299	649	—	—	948	2.7
Total	$33,348	$760	$840	$300	$105	$35,353%	100.0

7. DEALER FINANCED RECEIVABLES

Dealer financed receivables include receivables from loans that we make to independent retailers, or dealers, for the purchase of mobile homes so that dealers can then market them for sale to consumers. Dealer financed notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2023 and 2022:

	2023	2022
Outstanding principal balance	$32,980	$30,049
Loan discount and deferred financing fees	—	—
Allowance for loan losses	(442)	(13)
Total	$32,538	$30,036

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2023 and 2022:

	2023	2022
Allowance for loan losses, beginning of year	$13	$—
Provision for loan losses	429	13
Charge offs (recoveries)	—	—
Allowance for loan losses, end of year	$442	$13

The dealer financed loan portfolio was established primarily in late 2022 and 2023 as a result of converting from consignment arrangements with dealers to inventory finance arrangements with dealers. As such, there is relatively little historical data to measure credit quality of the loans in this portfolio.

8. LEASES

The Company currently has 13 operating leases, eight of which are for the Company’s Heritage Housing and Tiny Homes retail locations, three are subleased by the Company and two are for corporate and administrative offices in Bedford, TX and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

Under ASC 842, the Company elected the modified retrospective approach, applying the new standard to all leases at the date of initial application. The Company adopted the new standard on January 1, 2022.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

We determine if an arrangement is or contains a lease at inception. Operating leases are right-of-use (“ROU”) assets and are shown as ROU assets – operating leases on our balance sheets. The lease liabilities are shown as Operating lease obligations and Operating lease obligations, less the current portion on our balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Many of our leases contain renewal options. As the exercise of the renewal options is not likely at the commencement of a lease, we generally do not include the option periods in the lease term when determining the lease liabilities and ROU assets. We remeasure the lease liability and ROU asset when it is reasonably likely that we will exercise a renewal option.

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would have to pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. The remaining weighted-average lease term is 4.21 years and the weighted-average discount rate is 2.08%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the year ended December 31, 2023.

Short-term leases, those with a term of 12 months or less, are not recorded on our Balance Sheet. Our short-term lease costs were not material for the year ended December 31, 2023.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

As of December 31, 2023, present value of future lease payments under our operating lease liabilities were as follows:

2024	$519
2025	495
2026	431
2027	345
2028	145
Thereafter	—
Total lease payments	$1,935
Less amount representing interest	(50)
Total lease liability	$1,885
Less current lease liability	(489)
Total non-current lease liability	$1,396

9. INVENTORIES

Inventories consisted of the following at December 31, 2023 and 2022:

	2023	2022
Raw materials	$13,506	$17,442
Work in progress	552	592
Finished goods	26,911	21,028
Total	$40,969	$39,062

Finished goods expected to be held for more than twelve months is classified as long-term and represented $7,793 and $6,987 as of December 31, 2023 and 2022, respectively. The Company has an inventory allowance of $439 and $402 as of December 31, 2023 and December 31, 2022, respectively, for finished goods expected to be held for more than twelve months.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2023 and 2022:

	2023	2022
Land	$14,953	$14,953
Buildings and leasehold improvements	13,419	11,818
Construction in Progress	11,576	5,131
Vehicles	1,571	1,556
Machinery and equipment	6,527	5,750
Furniture and fixtures	329	300
Total	48,375	39,508
Less accumulated depreciation	(10,495)	(9,402)
Total property, plant and equipment	$37,880	$30,106

Depreciation expense was $1,663 with $512 included as a component of cost of product sales for the year ended December 31, 2023 and $1,137 with $568 included as a component of cost of product sales for the year ended December 31, 2022.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

11. OTHER ASSETS

Other assets consisted of the following at December 31, 2023 and 2022:

	2023	2022
Prepaid rent	$349	$349
Other	7	338
Repossessed homes	2,215	795
Total	$2,571	$1,482

12. DEBT SECURITIES

Debt securities have been classified according to management’s intent. The Company purchased US Treasury Notes in November 2022 that were to mature in November 2023. The Debt Securities were sold prior to maturity on June 22, 2023 and the proceeds were used to pay down the credit line. The Company recognized a gain of $12 when the Debt Securities were sold. The debt securities were classified as held-to-maturity and the amortized cost was $8,412 at December 31, 2022. There were no such securities held at December 31, 2023.

13. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2023 and 2022:

	2023	2022
Warranty reserve	$2,910	$3,049
Litigation reserve	990	753
Payroll	879	1,006
Portfolio taxes and title	2,234	1,610
Property tax	1,018	54
Dealer rebates	1,040	1,402
Sales tax	190	61
Federal and state income taxes	3,759	6,699
Other	5,484	2,261
Total accrued liabilities	$18,504	$16,895

14. LINES OF CREDIT

Revolver

On March 30, 2020, the Company entered into an agreement with Capital One (“Capital One”) for a revolving line of credit (“Revolver”). The Revolver had a maximum credit limit of $70,000 and a maturity date of March 30, 2024.

On June 21, 2022, we received a Reservation of Rights notice from Capital One. The letter stated that the Company’s Revolver was in default. The default condition occurred due to the our failure to timely file the Form 10-K and deliver certain financial statements to Capital One. On July 28, 2022, we entered into a Limited Waiver and First Amendment to Credit Agreement (the “Amendment”) with Capital One. The Amendment replaced the LIBOR

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

borrowing rate with a secured overnight financing rate (“SOFR”) and waived a default arising out of a monetary judgment against the Company that exceeded the amount allowed in the Revolver.

On August 24, 2022, we received a Notice of Default and Partial Suspension of Loan Commitments from Capital One. The notice stated that the July 28, 2022 forbearance agreement had been terminated and that Capital One was permitted to suspend $50,000 of the $70,000 loan commitment under the Revolver. As a result, the available line of credit in the Revolver was limited to $20,000.

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

New Revolver

On July 28, 2023, the Company entered into a new Credit Agreement (the “New Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The New Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The New Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolving Credit Agreement or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the New Revolver. The Company paid certain arrangement fees and other fees in connection with the New Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the New Revolver. The New Revolver matures July 28, 2027.

For the year ended December 31, 2023, interest expense under the Revolver and New Revolver was $930, and for the year ended December 31, 2022, interest expense under the Revolver was $225. The outstanding balance of the New Revolver as of December 31, 2023 was $23,680, and the outstanding balance of the Revolver as of December 31, 2022 was $2,545. The interest rate in effect as of December 31, 2023 for the New Revolver was 7.95% and the interest rate in effect as of December 31, 2022 for the Revolver was 6.12%. The amount of available credit under the New Revolver was $26,320 as of December 31, 2023 and the amount of available credit under the Revolver was $17,400 as of December 31, 2022. The New Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2023, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

15. INCOME TAXES

The provision for income tax expense for the years ended December 31, 2023 and 2022 was $14,276 and $14,375, respectively. The effective tax rates for the years ended December 31, 2023 and 2022 were 20.8% and 17.5%,

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022. Significant components of the provision for income taxes are as follows:

	Year ended
	December 31,
	2023	2022
Current:
Federal	$13,763	$13,092
State	1,037	1,222
Total current income tax provision	14,800	14,314
Deferred:
Federal	(445)	51
State	(79)	10
Total deferred income tax provision	(524)	61
Provision for income taxes	$14,276	$14,375

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.9	1.5
Energy efficiency credit	(1.1)	(5.0)
Effective tax rate	20.8%	17.5%

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Year ended
	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$983	$439
Reserve accounts	231	204
State taxes	124	76
Payroll taxes	-	8
Uniform capitalization	19	15
Other	199	256
Total deferred tax assets	1,556	998
Deferred tax liabilities:
Installment sale revenue	(530)	(674)
Depreciation	(2,601)	(2,808)
Accrued interest receivable	(742)	(581)
Other	(21)	-
Total deferred tax liabilities	(3,894)	(4,063)
Net deferred tax liabilities	$(2,338)	$(3,065)

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

16. SHARE BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2023, the Company had 8.7 million shares available for grant under the Plan.

Restricted Stock

The following is a summary of restricted stock award activity for the year ending December 31, 2023 (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2022	35	$14.01
Granted	517	$11.82
Vested	(160)	$24.32
Canceled	(350)	$5.99
Nonvested, December 31, 2022	42	$6.93

Nonvested, January 1, 2023	42	$6.93
Granted	1	$23.26
Vested	(18)	$14.98
Canceled	(17)	$13.63
Nonvested, December 31, 2023	8	$17.09

As of December 31, 2023, approximately 8,000 shares of restricted stock remained unvested. Unrecognized compensation expense related to these restricted stock awards at December 31, 2023 was $78 and is expected to be recognized over 0.6 years. Compensation expense for restricted stock awards for the years ended December 31, 2023 and 2022 was $234 and $3,960, respectively.

Stock Options

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

The following is a summary of option award activity (in thousands, except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2022	83	$16.83	$12.27	9.36
Granted	1,025	$40.59	$4.99	9.44
Exercised	—	$-	$-	—
Forfeited	(83)	$16.83	$12.27	—
Outstanding, December 31, 2022	1,025	$40.59	$4.99	9.44	$
Exercisable, December 31, 2022	—	$—	$—	—		$—

Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	43	$22.94	$15.32	4.70
Exercised	(6)	$16.01	$8.57	—
Forfeited	(56)	$16.01	$8.57	—
Outstanding, December 31, 2023	1,006	$41.35	$5.22	8.28	$
Exercisable, December 31, 2023	96	$42.18	$4.76	8.44		$—

As of December 31, 2023, approximately 1,006,000 options remain unvested. Unrecognized compensation expense related to these options at December 31, 2023 was $4,479 and is expected to be recognized over 8.3 years. Compensation expense for stock option awards for the years ended December 31, 2023 and 2022 was $535 and $348, respectively.

17. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. At December 31, 2023 and 2022, the Company accrued a $242 and $149 liability for incurred but not reported claims, respectively.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $3,030 and $8,925 at December 31, 2023 and 2022, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitment as of December 31, 2023 or 2022.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

Leases. The Company leases facilities under operating leases that typically have 10-year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $645 and $710 for the years ended December 31, 2023 and 2022, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased property was approximately $245 and $326 for the years ended December 31, 2023 and 2022, respectively. See Note 6 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $990 and $753 as of December 31, 2023 and 2022, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

18. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed based on the weighted-average number of common shares outstanding during the reporting period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s balance sheets. Diluted EPS is based on the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding had the dilutive common shares been issued. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS.

	Year ended
	December 31,
	2023	2022
Numerator:
Net income (in 000's)	$54,460	$67,773
Denominator:
Basic weighted-average common shares outstanding	24,385,190	24,357,785
Effect of dilutive securities:
Restricted stock grants	2,283	13,286
Stock options	683,153	371,348
Diluted weighted-average common shares outstanding	25,070,626	24,742,419
Earnings per share attributable to Legacy Housing Corporation
Basic	$2.23	$2.78
Diluted	$2.17	$2.74

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Dollars in thousands, except per share amounts)

19. RELATED PARTY TRANSACTIONS

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $403 and $0 as of December 31, 2023 and 2022, respectively. Accounts payable balances due to Bell Mobile Homes were $18 and $132 as of December 31, 2023 and 2022, respectively. Home sales to Bell Mobile Homes were $4,543 and $4,499 for the years ended December 31, 2023 and 2022, respectively.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley Bros.”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $143 and $0 as of December 31, 2023 and 2022, respectively. Accounts payable balances due to Shipley Bros. were $67 and $0 as of December  31, 2023 and 2022, respectively. Home sales to Shipley Bros. were $1,199 and $3,181 as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company had an accounts receivable balance of $0 and $68, respectively, from a principal shareholder.

20. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2023 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of December 31, 2023, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.

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

The material weaknesses in internal control over financial reporting as of December 31, 2023 are summarized as follows:

●	We determined that we have not sufficiently or adequately designed or implemented control activities and have a lack of documentation, review and approval of certain control activities. Additionally, those activities are not sufficiently monitored and tested;
●	We determined that we do not have sufficient qualified accounting personnel to support the preparation of financial statements that are in compliance with U.S. GAAP and SEC reporting requirements; and
●	We determined that we have not sufficiently or adequately designed or implemented information technology general controls over in-scope business processes and financial reporting systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	69	Executive Chairman of the Board
Kenneth E. Shipley	64	Founder, Executive Vice President and Director
R. Duncan Bates	36	President and Chief Executive Officer
Jeffrey M. Fiedelman	55	Chief Financial Officer
Non‑Employee Directors
Jeffrey K. Stouder	52	Director
Francisco J. Coll	39	Director
Brian J. Ferguson	44	Director

The following information provides a brief description of the business experience of each executive officer and director.

Executive Officers and Employee Directors

Curtis D. Hodgson co-founded our company in 2005 and served as our Co-Chief Executive Officer from January 2018 to February 2019, then became our executive Chairman of the Board. He has been a member of our board of directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past 38 years, Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. in Engineering from the University of Michigan and a J.D. from The University of Texas.

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

Duncan Bates joined our company in June 2022 and serves as President and Chief Executive Officer. In this capacity, he oversees the Company’s day-to-day operations and reports directly to the Board of Directors. Mr. Bates most recently served as Senior Vice President, Mergers & Acquisitions of Arcosa Inc., a publicly traded infrastructure products company since August 2018. Under his leadership, Arcosa executed 16 acquisitions and 2 divestitures in a three and ½ year period to reposition its portfolio around growth-oriented, high-margin products. Previously, he served as a Vice President in the Industrials Investment Banking Group at Stephens Inc. from June 2015 to August 2018. From February 2012 to June 2015, he worked in the Energy Investment Banking Group at Seaport Global Securities, LLC. Mr. Bates began his career in New York at Willis Re Inc. in July 2010. Mr. Bates received his B.S. Management degree with a double major in Finance and Legal Studies from Tulane University.

Mr. Bates resigned from the Company’s Board upon his appointment as the President and Chief Executive Officer.

Jeffrey M. Fiedelman joined our company in September 2023 and serves as Chief Financial Officer. In this capacity, he oversees the Company’s finances, including all accounting systems and financial reporting. Before joining Legacy, Mr. Fiedelman managed his own consulting firm that provided CFO and transactional advisory services to middle market companies. Prior to that, Mr. Fiedelman was the CFO of Pioneer Wine & Spirits, a wholesaler of fine wines and artisanal spirits that was acquired in 2019. Previously, Mr. Fiedelman was the CFO of Oryon Technologies, a privately held licensor, developer, and manufacturer of a patented lighting technology, and CFO of Substrate Technologies Inc., a venture-backed developer and manufacturer of semiconductor components. Mr. Fiedelman also held senior management positions in corporate finance, operations, and marketing at Alcatel (now Nokia). Mr. Fiedelman began his career as a consultant with Andersen Consulting (now Accenture). Mr. Fiedelman has a B.S. in Electrical Engineering from Stanford University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Non-Employee Directors

Jeffrey K. Stouder was elected to our board of directors at the 2020 annual meeting of stockholders. He has served as the Vice President, Global Controller at E2open, LLC, a leading provider of cloud-based supply chain software and solutions, since 2019. Previously, he served as the Chief Financial Officer at Global Resale, LLC, a global leader in aftermarket services and reverse logistics for IT hardware, from 2018 to 2019. From 2015 to 2018, Mr. Stouder served as the Corporate Controller at NBG Home, the largest provider of affordable home décor products, with manufacturing and distribution facilities across the United States and internationally. From 2000 to 2015, he served at Dell, Inc. in various accounting and finance positions including SEC Reporting Manager, Global Sales Controller, and Finance Director for Dell Services. Mr. Stouder began his career at Arthur Andersen LLP in the Dallas office, where he worked in the audit practice as staff, senior, and audit manager from 1994 to 2000. Mr. Stouder received his B.B.A. and M.S. Accounting degrees from Texas Tech University and is a certified public accountant.

Mr. Stouder brings over 25 years of experience in accounting, finance, audit, corporate governance, mergers, and investor relations. His expertise in these areas make him well qualified as a member of the Board.

Francisco J. Coll was appointed to our board of directors in June, 2022 and was elected to our Board of Directors at the 2022 annual meeting of stockholders. Mr. Coll has served as the President of Universal Air Conditioner, Inc., a wholesale distributor of aftermarket auto parts, since 2015. Previously, from 2011 to 2015, he was the U.S. Head of Sales for BTG Pactual, a Brazilian investment bank and asset manager that operates throughout Latin America. Mr. Coll began his career at UBS Investment Bank in the sales & trading and wealth management rotational program in 2007. Mr. Coll received his B.S. degree in East Asian Studies with a minor in Financial Economics from Vanderbilt University.

Mr. Coll’s substantial knowledge in capital markets transactions and risk management solutions make him well qualified as a member of the Board.

Brian J. Ferguson was elected to our board of directors at the 2023 annual meeting of stockholders. He has practiced law as a Texas attorney since 2005 and was a certified as public accountant in 2006. He currently owns and manages a portfolio of oil and gas interests concentrated in West Texas and real estate holdings in the Rio Grande Valley. In addition, Mr. Ferguson has consulted on audit, compliance, and regulatory issues for publicly traded companies and registered investment advisors since 2005. He is a 2002 graduate of the University of Texas

Undergraduate School of Business and Graduate School of Business. He graduated from the University of Texas School of Law in 2005. He was commissioned as an officer in the United States Air Force, where he continues to serve in the Reserve component.

Mr. Ferguson’s experience on audit, compliance, and regulatory issues make him well qualified as a member of the Board.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors is determined by our board of directors, subject to the terms of our certificate of incorporation and bylaws. Our board of directors currently consists of five members. The Board of Directors held its inaugural meeting on February 7, 2019.

Director Independence

Our common stock trades on The NASDAQ Global Select Market. Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Jeffrey K. Stouder, Francisco J. Coll and Brian J. Ferguson, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Commencing with the closing of our IPO on December 14, 2018, our board of directors established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of each committee consists entirely of independent directors. The following is a brief description of our committees.

Audit committee. In accordance with our audit committee charter, our audit committee oversees our corporate accounting and financial reporting processes and our internal controls over financial reporting; evaluates the independent public accounting firm’s qualifications, independence and performance; engages and provides for the compensation of the independent public accounting firm; approves the retention of the independent public accounting firm to perform any proposed permissible non-audit services; reviews our financial statements; reviews our critical accounting policies, estimates and internal controls over financial reporting; and discusses with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly financial statements. We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. In addition, the board of directors has determined that Jeffrey K. Stouder is qualified as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our board of directors. The audit committee is composed of Messrs. Stouder (Chairman), Coll and Ferguson.

Compensation committee. In accordance with our compensation committee charter, our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also administers the issuance of stock options and other awards under our equity-based incentive plans. We believe that the composition of our compensation committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The compensation committee is composed of Messrs. Ferguson (Chairman), Coll and Stouder.

Nominating and governance committee. In accordance with our nominating and governance committee charter, our nominating and governance committee recommends to the board of directors nominees for election as directors, and meets as necessary to review director candidates and nominees for election as directors; recommends members for each committee of the board; oversees corporate governance standards and compliance with applicable listing and regulatory requirements; develops and recommends to the board governance principles applicable to the company; and oversees the evaluation of the board and its committees. We believe that the composition of our nominating and governance committee meets the requirements for independence under, and the functioning of our compensation committee complies with, any applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us. The nominating and governance committee is composed of Messrs. Coll (Chairman) and Ferguson.

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

Board Diversity Matrix (as of December 31, 2023)

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

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The compensation committee, which includes our independent directors, oversees an executive compensation program that is intended to align the interests of our executive officers with those of our shareholders, link compensation paid with performance achieved, and attract, retain and motivate our key executives.

Our named executive officers (“NEOs”) are shown in the Summary Compensation Table below and include (i) all persons serving as our principal executive officers during the years ended December 31, 2023 and 2022 and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2023 and 2022 of at least $100,000 and who were executive officers on December 31, 2023 and 2022.

Our annual compensation of our executive officers consists of a base salary and a discretionary bonus determined by the compensation committee. The purpose of the base salary is to provide a fixed amount of cash compensation that is not variable and is generally competitive with market practices. The purpose of the bonus is to provide a variable cash incentive based on performance. In addition, our chief executive officer and chief financial officer each received stock option grants upon hire (as disclosed in the Company’s Form 8-K filings). The annual compensation of our two co-founders, Mr. Hodgson and Mr. Shipley, is nominal as their significant equity positions in the Company drives their total compensation. The Company does not have a formal compensation plan.

Employment Agreements

The Company maintains employment agreements with Messrs. Hodgson, Shipley, Bates and Fiedelman.

Curtis Hodgson’s Employment Agreeement. On January 5, 2022, we entered into an amended and restated employment agreement with Curtis D. Hodgson to serve as our Executive Chairman for a term beginning January 1, 2022 and ending June 16, 2024. Under the employment agreements, Mr. Hodgson’s annual base salary is $200,000, and he is eligible to receive an annual incentive bonus as determined by the board of directors. The employment agreement provides for customary provisions for the termination of the Mr. Hodgson’s employment. Mr. Hodgson is entitled to receive his base salary for the remaining portion of the employment period if he is terminated without cause. Additionally, in the event Mr. Hodgson’s employment with us is terminated within one year after a change of control (as defined in the employment agreement) for certain reasons, we have agreed to pay Mr. Hodgson an amount equal to two years’ compensation at his then current rate of pay. The employment agreements also contains customary confidentiality, intellectual property, non-solcitation and non-competition covenants.

Kenneth E. Shipley’s Employment Agreement. On November 27, 2018, we entered into an employment agreement with Kenneth E. Shipley to serve as our Co-Chief Executive Officer. From February 2019 to June 2022, Mr. Shipley served as our President and sole Chief Executive Officer, and in June 2022, Mr. Shipley became our Executive Vice President. The term of the employment agreement commenced January 1, 2018, ended December 31, 2021 and automatically is extended for one year periods beginning with the initial termination date. Under the employment agreement, Mr. Shipley’s annual base salary is $50,000, and he is entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of Mr. Shipley’s employment. Mr. Shipley is entitled to receive his base salary for the remaining portion of the employment period if he is terminated without cause. Additionally, in the event Mr. Shipley’s employment with us is terminated within one year after a change of control (as defined in the employment agreement) for certain reasons, we have agreed to pay Mr. Shipley an amount equal to two years’ compensation at his then current rate of pay. The employment agreements also contains customary confidentiality, intellectual property, non-solcitation and non-competition covenants.

Duncan Bates’ Employment Agreement. On June 7, 2022, we entered into an employment agreement with Duncan Bates to serve as our President and Chief Executive Officer for an initial term beginning June 7, 2022 and ending June 7, 2027. The employment agreement provides for Mr. Bates to receive a base salary of $300,000 per year and a restricted stock award of 14,700 shares of Company common stock as a signing bonus, which shall vest one-half each of the first and second anniversary of the effective date. Mr. Bates is eligible for an annual incentive bonus that will be determined by the Board. The employment agreement grants Mr. Bates (i) qualified stock options valued at $1,000,000 that vest at a rate of 10% per year, (ii) an option to purchase 300,000 shares of Company common stock at an exercise price of $36 per share, which shall vest one-tenth on each anniversary of the effective date and have a term of ten years and (iii) an option to purchase 600,000 shares of Company common stock at an exercise price of $48 per share, which shall vest one-tenth on each anniversary of the effective date and have a term of ten years; each of these grants shall be subject to the terms of the Company’s 2018 Incentive Compensation Plan. Mr. Bates is also entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of the Mr. Bates’ employment. Mr. Bates is entitled to receive an amount equal to one years’ base salary and bonus if he is terminated without cause. Additionally, in the event Mr. Bates’ employment with us is terminated within two years after a change of control (as defined in the employment agreement) for certain reasons, we have agreed to pay Mr. Bates an amount equal to one years’ compensation at his then current rate of pay. The employment agreements also contains customary confidentiality, intellectual property, non-solcitation and non-competition covenants.

Jeffrey M. Fiedelman’s Employment Agreement. On September 10, 2023, we entered into an employment agreement with Jeffrey M. Fiedelman to serve as our Chief Financial Officer for an initial term beginning September 10, 2023 and ending September 10, 2028. The employment agreement provides for Mr. Fiedelman to receive a base salary of $275,000 per year. Mr. Fiedelman is eligible for an annual incentive bonus that will be determined by the Board. The employment agreement grants Mr. Fiedelman qualified stock options valued at $500,000 that vest at a rate of 20% per year and shall be subject to the terms of the Company’s 2018 Incentive Compensation Plan. Mr. Fiedelman also is entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of the Mr. Fiedelman’s employment. Mr. Fiedelman is entitled to receive an amount equal to one years’ base salary and bonus if he is terminated within two years after a change of control (as defined in the employment agreement) for certain reasons. The employment agreements also contains customary confidentiality, intellectual property, non-solcitation and non-competition covenants.

Our NEOs participate in the same employee benefit plans that are made available to the Company’s employees generally. We do not provide a defined benefit pension plan for our NEOs or other employees. Our currently employed NEOs are eligible to participate in our 401(k) plan on the same terms as are generally provided to our full-time employees. The Company provides matching contributions in respect of a portion of the participant’s elective deferrals under the 401(k) plan. We do not provide any nonqualified deferred compensation plans for our NEOs.

The Company adopted an executive compensation clawback policy in December, 2023, that provides for the recoupment from certain executives of incentive compensation in the event of an accounting restatement or the occurrence of other clawback events described in the policy. The policy is designed to deter and prevent detrimental conduct and to protect our investors from financial misconduct.

Summary Compensation Table

The table below shows the compensation paid to or earned by our NEOs for the years ending December 31, 2023 and December 31, 2022.

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2023	200,000	—	—	—	—	200,000
Executive Chairman	2022	200,000	—	3,741,000	—	—	3,941,000
Kenneth E. Shipley	2023	50,000	—	—	—	—	50,000
Executive Vice President (former President and Chief Executive Officer)	2022	50,000	—	—	—	—	50,000
R. Duncan Bates	2023	300,000	100,000	—	—	—	400,000
President and Chief Executive Officer (1)	2022	167,308	50,000	235,347	4,579,757	—	5,032,412
Jeffrey V. Burt	2023	256,500	—	—	—	—	256,500
Chief Accounting Officer (4)	2022	266,923	—	—	—	—	266,923
Ronald C. Arrington	2023	153,462	—	—	—	—	153,462
Chief Financial Officer (2)	2022	125,385	10,000	—	535,157	—	670,542
Jeffrey M. Fiedelman	2023	76,154	—	—	349,740	—	425,894
Chief Financial Officer (3)	2022	—	—	—	—	—	—
(1)	Mr. Bates joined the Company as President and Chief Executive Officer in June 2022.
(2)	Mr. Arrington joined the Company as Chief Financial Officer in May 2022 and left the Company in September 2023.
(3)	Mr. Fiedelman joined the Company as Chief Financial Officer in September 2023.
(4)	Mr. Burt left the Company in December 2023.

Grants of Plan Based Awards

The following table lists grants of plan-based awards to each of our NEOs for the year ending December 31, 2023.

								All Other	All Other
								Stock Awards:	Option Awards:	Exercise or
								Number of	Number of	Base Price
		Estimated Future Payouts Under			Estimated Future Payouts Under			Securities	Securities	of Option
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Underlying	Underlying	Award
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Award (#)	Award (#)	($ per share)
Jeffrey M. Fiedelman	12/1/23								21,496	23.26

(1)	Mr. Fiedelman received the award upon joining the Company as Chief Financial Officer in September 2023.

Outstanding Equity Awards

The following table lists outstanding equity awards held by our NEOs as of December 31, 2023.

		Estimated Future Payouts Under				Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards				Equity Incentive Plan Awards
									Equity incentive
								Equity incentive	plan awards:
								plan awards:	market or payout
		Number of	Number of					number of	value of
		Securities	Securities			Number of	Market Value of	unearned	unearned
		Underlying	Underlying			Shares or Units	Shares or Units	shares, units	shares, units
		Unexercised	Unexercised	Options	Option	of Stock That	of Stock That	or other rights	or other rights
		Options	Options	Exercise	Expiration	Have Not	Have Not	that have not	that have not
Name	Grant Date	# Exercisable	# Unexercisable	Price ($)	Date	Vested (#)	Vested (#) (1)	vested (#)	vested ($)
Duncan Bates (2)	6/7/22	6,246	56,214	16.01	6/7/32
	6/7/22	30,000	270,000	36.00	6/7/32
	6/7/22	60,000	540,000	48.00	6/7/32
	6/7/22					7,350	185,367

Jeffrey M. Fiedelman (3)	12/1/23	—	21,496	23.26	12/1/28

(1)	Market value amounts represent the product of the closing price of our common stock on December 29, 2023 of $25.22 per share, multiplied by the number of unvested shares.
(2)	Mr. Bates received the awards upon joining the Company as Chief Executive Officer in June 2022.
(3)	Mr. Fiedelman received the award upon joining the Company as Chief Financial Officer in September 2023.

Options Exercised and Stock Vested

The following table includes certain information with respect to the options exercised and stock vested by the NEOs during the year ended December 31, 2023.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Duncan Bates			7,350	156,923
Jeffrey V. Burt			8,571	188,648
Ronald C. Arrington	6,246	33,354

Pension Benefits and Nonqualified Deferred Compensation

We do not provide any pension benefits, nonqualified defined contribution or other deferred compensation plans for our NEOs.

Potential Payments Upon Termination or Change of Control

We are party to employment agreements with NEOs Hodgson, Shipley, Bates and Fiedelman. This section describes the payments and benefits that may be payable upon certain terminations of employment or a change of control and the events that trigger them. Certain equity awards held by these NEOs are subject to accelerated vesting on a change in control. This section describes the payments and benefits that may be payable upon certain terminations of employment or a change of control and the events that trigger them.

Our payment obligations under each employment agreement are contingent upon the NEO executing and delivering a reasonable general release of claims in favor of the Company. Mr. Shipley does not have this this requirement.

The employment agreements for these NEOs require the NEO to satisfy the following obligations:

1)	During his employment and for 12 months following his termination of employment the NEO must comply with the provisions of a covenant not to compete, except for Mr. Fiedelman who must comply for 6 months if he terminates employment voluntarily or for 12 months if he is terminated by the Company for cause, death or disability, or without cause.
2)	During his employment and for 24 months following his termination of employment, the NEO must comply with a customary non-solicitation covenant.
3)	During his employment and at all times subsequent to the last day of his employment, the NEO must comply with a customary confidentiality covenant.

There are four categories of events related to a termination of employment that can trigger payments or other benefits to our NEOs: (i) death and disability; (ii) involuntary termination; (iii) voluntary termination; and (iv) change of control (followed by an involuntary termination). The following chart describes each category.

Death or Disability. Upon the termination of any NEO’s employment as a result of death or disability, the Company does not have any continuing obligation after termination to the NEO or the NEO’s estate.

Involuntary Termination. The Company may terminate an NEO for cause or without cause. Termination for cause occurs when we decide to terminate a NEO based on our good faith determination that one of certain events have occurred. In this case, the Company does not have any continuing obligation after termination to the NEO. Termination without cause occurs when we decide to terminate the NEO’s employment for any reason other than for cause or disability. For Mr. Hodgson, Mr. Shipley and Mr. Bates, the Company is obligated to provide benefits for 12 months following termination. For Mr. Hodgson and Mr. Shipley, the Company is obligated to pay their base salary for the remainder of their employment period as states in their employment agreements in as if they were still employed by the Company. For Mr. Bates, the Company is obligated to pay his base salary for 12 months following termination plus a prorated bonus amount, both paid as if he was still on the employed by the Company. For Mr. Fiedelman, the Company does not have any continuing obligation.

Voluntary Termination. The NEO may terminate his employment voluntarily, in which case the Company does not have any continuing obligation to the NEO.

Change of Control. For Mr. Hodgson and Mr. Shipley, if their employment is terminated within 12 months after a change in control (as defined in their employment agreements), the Company is obligated to pay their base salary for 24 months following termination. For Mr. Bates and Mr. Fiedelman, if their employment is terminated within 24 months after a change in control (as defined in their employment agreements), the Company is obligated to pay their base salary for 12 months following termination in a lump sum payment. Mr. Bates and Mr. Fiedelman hold equity awards that are subject to accelerated vesting upon a change of control.

The following table and footnotes present potential payments to each NEO as if the NEO’s employment had been terminated on December 31, 2023 involuntarily, without cause , and/or if a change in control had occurred on such date.

		Involuntary
		Termination
	Change of	Without
	Control	Cause
Name	($)	($)
Duncan Bates
Salary continuation	300,000	300,000
Annual bonus	—	—
Equity awards (1)	703,098	—
Curtis D. Hodgson
Salary continuation (3)	400,000	100,000
Annual bonus	—	—
Equity awards	—	—
Kenneth E. Shipley
Salary continuation (4)	100,000	45,835
Annual bonus	—	—
Equity awards	—	—
Jeffrey M. Fiedelman
Salary continuation	275,000	—
Annual bonus	—	—
Equity awards (2)	42,132	—

(1)	Mr. Bates’ equity awards include unvested restricted stock and stock options that would vest upon a change of control. Restricted stock value is based on the Company’s closing stock price at December 31, 2023. Stock option value is based on the difference between the Company’s closing stock price at December 31, 2023 and the exercise price.
(2)	Mr. Fiedelman’s equity awards include unvested stock options that would vest upon a change of control. Stock option value is based on the difference between the Company’s closing stock price at December 31, 2023 and the exercise price.
(3)	Mr. Hodgson’s employment period terminates in June, 2024.
(4)	Mr. Shipley’s has a one year employment period that automatically renews, The current employment period terminates in November, 2024.

CEO Pay Ratio Disclosure

In accordance with Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K,we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee. In determining the median compensated employee, SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our reported pay ratio may not be comparable to that reported by other companies due to differences in industry, business models and scale, as well as the different estimates, assumptions, and methodologies applied by other companies in calculating their respective pay ratios.

Excluding our CEO, we identified our median employee by preparing a list of all 572 individuals employed by the Company as of December 31, 2023, and examined the total compensation paid to each such individual as reflected in the Company’s payroll records. We included all employees (other than our CEO), whether employed on a full-time, part-time, seasonal or temporary basis. We annualized the compensation for any permanent employees who were not employed by us for all of 2023.

The 2023 annual total compensation of our CEO was $400,000. The 2023 annual total compensation of our median employee was $32,240, and the ratio of these amounts is 12:1.

Pay versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain measures of financial performance of the Company.

The following table provides information regarding Compensation Actually Paid (“CAP”) to our Principle Executive Officer (“PEO”) and non-PEO NEOs during the last two fiscal years, as well as total shareholder return and net income.

Value of Initial
					Average		Fixed $100
					Summary	Average	Investment
	Summary	Compensation	Summary	Compensation	Compensation	Compensation	Based On:
	Compensation	Actually	Compensation	Actually	Table Total for	Actually Paid to	Cumulative
	Total for	Paid to	Total for	Paid to	Non-PEO	Non-PEO	Total
	PEO	PEO	PEO	PEO	NEOs	NEOs	Shareholder	Net Income
Year	($) (1) (3)	($) (1) (3)	($) (1) (3)	($) (1) (3)	($) (2) (4)	($) (2) (4)	Return ($)	(in thousands) ($)
2023	400,000	587,176	—	—	219,171	26,046	95.28	54,460
2022	5,032,412	8,751,772	50,000	50,000	1,626,155	1,711,072	71.63	67,773

1)	During 2023, our PEO was Duncan Bates
2)	During 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington and Jeffrey M. Fiedelman
3)	During 2022, our PEOs were Kenneth E. Shipley and Duncan Bates
4)	During 2022, our Non-PEO NEOs were Curtis D. Hodgson, Jeffrey V. Burt, and Ronald C. Arrington

Adjustments to the Summary Compensation Table Total to arrive at CAP for our PEO are shown below. No adjustments were necessary for defined benefit and pension plans or dividends. The assumptions used for determining the fair values shown in this table are consistent with those used to determine the fair values disclosed as of the grant date of such awards.

			Plue: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid
	PEO	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	to PEO
Year	($)	($)	($)	($)	($)	($)	($)	($)
2023 (1)	400,000	—	—	—	404,432	(217,256)	—	587,176
2022 (1)	5,032,412	(4,815,104)	8,534,464	—	—	—	—	8,751,772
2022 (2)	50,000	—	—	—	—	—	—	50,000

1)	Data shown for PEO Duncan Bates
2)	Data shown for PEO Kenneth Shipley

Adjustments to the Summary Compensation Table Total to arrive at CAP for non-PEO NEOs (shown as an average) are presented below. No adjustments were necessary for defined benefit and pension plans or dividends.

			Plue: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid to
	Non-PEO NEOs	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	Non-PEO NEOs
Year	($)	($)	($)	($)	($)	($)	($)	($)
2023	219,171	(69,948)	77,214	—	—	4,704	(205,095)	26,046
2022	1,626,155	(1,425,386)	259,417	1,247,000	2,914	972	—	1,711,072

1)	During 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington and Jeffrey M. Fiedelman
2)	During 2022, our Non-PEO NEOs were Curtis D. Hodgson, Jeffrey V. Burt, and Ronald C. Arrington

The graph below illustrates the relationship between CAP and cumulative total shareholder return. The cumulative total shareholder return assumes $100 was invested for the period starting December 31, 2021 through the end of the listed fiscal year. The graph shows CAP for both PEOs, Duncan Bates and Kenneth Shipley.

The graph below illustrates the relationship between CAP and net income. The graph shows CAP for both PEOs, Duncan Bates and Kenneth Shipley.

CAP vs Net Income
Compensation Actually Paid ($)
10,000,000
9,000,000
8,000,000
7,000,000
6,000,000
5,000,000
4,000,000
3,000,000
2,000,000
1,000,000
-
Net Income ($ in thousands)
100,000
90,000
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
-
$67,773
$54,460
1,711,072
50,000
0
26,046
2022
2023
Fiscal Year
PEO 1 compensation Actually Paid
PEO 2 compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid

We structure our executive compensation program to award compensation based on individual and Company performance, to be competitive in the market and to retain our executives.

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

Amendment and Termination. The board of directors may amend, alter, suspend, discontinue or terminate our Plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to our Plan which might increase the cost of our Plan or alter the eligibility of persons to receive awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Our Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under our Plan, (b) termination of our Plan by the board of directors, or (c) the tenth anniversary of theeffecttive date of the Plan. Awards outstanding upon expiration of our Plan will remain in effect until they have been exercised or terminated, or have expired.

It is intended that any amounts payable under the Plan will either be exempt from Section 409A of the Code or will comply with Section 409A (including Treasury regulations and other published guidance related thereto) so as not to subject an employee to payment of any other additional tax, penalty or interest imposed under Section 409A of the Code.

Director Compensation

Directors who are also officers or employees of the Company do not receive any special or additional remuneration for service on the board. We currently compensate each non-employee director through annual restricted stock grants and by paying annual fees for their participation on the board and on respective board committees. Our directors receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in restricted stock grants that vest as of the next annual meeting or in one year. We also compensate our directors for serving as a committee member and a committee chair. Our board of directors reviews director compensation annually or when circumstances exist requiring reexamination and adjusts it according to then current market conditions and good business practices. The following table provides information regarding compensation paid to each non-employee director during the year ended December 31, 2023:

	Fees Earned
	or Paid in	Stock
Name	Cash ($)	Awards ($) (1)	Total ($)
Francisco J. Coll	45,500	10,000	55,500
Jeffrey K. Stouder	57,000	10,000	67,000
Brian J. Ferguson (2)	10,000	10,000	20,000
Joseph P. Lane (2)	39,750	—	39,750

(1)	Amounts in this column reflect the fair value of restricted stock based on the closing price of the Company’s stock on the grant date
(2)	Mr. Lane’s term ended December 1, 2023 and he was replaced by Mr. Ferguson

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2024, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our current directors and director nominees and each of our named executive officers individually; and
●	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,401,429 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	4,536,429	18.6%
Kenneth E. Shipley (2)	2,992,610	12.3%
Duncan Bates (3)	13,425	*
Jeffrey M. Fiedelman	—	*
Francisco J. Coll	1,199	*
Jeffrey K. Stouder	1,653	*
Brian J. Ferguson	—	*
5% Stockholders
William Shipley (2)	2,865,953	11.7%
Douglas Shipley (2)	2,885,978	11.8%
All directors, director nominees and executive officers as a group (7 persons)	7,545,316	30.9%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, 2,669,056 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares and 100,000 shares owned by Cusach, Inc., an entity controlled by Mr. Hodgson.

(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 2,865,953 and 2,885,978 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Bates’ beneficial ownership consists of 1,075 shares of common stock granted to him for service as a board member during 2021 and 2022, 5,000 shares of common stock purchased on the open market, and 7,350 shares of common stock granted to him during the two-year period commencing on June 7, 2022 under our 2018 Incentive Compenation Plan, which are currently vested.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

 To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2023 and through the date of this filing, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023 and through the date of this filing:

Name and Principal Position	Number Of Late Reports	Transactions Not Reported In A Timely Manner	Number Of Reports Not Filed
Jeffrey V. Burt, Chief Accounting Officer	2	2	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes, a retailer owned by one of the Company’s significant shareholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell Mobile Homes were $403 and $0 as of December 31, 2023 and 2022, respectively. Accounts payable balances due to Bell Mobile Homes were $18 and $132 as of December  31, 2023 and 2022, respectively. Home sales to Bell Mobile Homes were $4,543 and $4,499 for the years ended December 31, 2023 and 2022, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley Bros.”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley Bros. were $143 and $0 as of December 31, 2023 and 2022, respectively. Accounts payable balances due to Shipley Bros. were $67 and $0 as of December  31, 2023 and 2022, respectively. Home sales to Shipley Bros. were $1,199 and $3,181 as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0 and $68, respectively, from a principal shareholder.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Frazier & Deeter, LLC served as our independent registered public accountants for the year ended December 31, 2023. Daszkal Bolton, LLP served as our independent registered public accountants for the year ended December 31, 2022 and for the three months ended March 31, 2023. CohnReznick LLP served as our independent registered public accountants for the three months ended June 30, 2023 and September 30, 2023.

Audit Fees

For our fiscal year ended December 31, 2023, we were billed approximately $505,000 for professional services rendered by Frazier & Deeter, LLC.  For our fiscal year ended December 31, 2022, we were billed approximately $254,000 for professional services rendered by Daszkal Bolton, LLP. For services rendered in 2023 rendered by Daszkal Bolton, LLP, we were billed $30,000. For services rendered in 2023 rendered by CohnReznick LLP, we were billed $80,610. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein and (ii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2023 and 2022.

Tax Fees

There were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning for the years ended December 31, 2023 and 2022.

All Other Fees

There were no fees that fell into the classification of “Other Fees” for our fiscal years ended December 31, 2023 and 2022.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the audit committee prior to the commencement of such services. No services were performed before or without approval.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	*	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
10.23	†	Amended and Restated Employment Agreement, dated as of January 5, 2022, between Legacy Housing Corporation and Curtis D. Hodgson.
10.24		Credit Agreement, dated as of July 28, 2023, by and among Legacy Housing Corporation, Prosperity Bank as administrative agent, and the lenders party thereto

Exhibit Number		Description

10.25	†	Employment Agreement, effective June 7, 2022 by and between Legacy Housing Corporation and Duncan Bates
10.26	†	Employment Agreement, dated September 10, 2023 between Legacy Housing Corporation and Jeff Fiedelman
14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
23.1	*	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm
23.2	*	Consent of Daszkal Bolton, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.
97.1	*	Executive Compensation Clawback Policy
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Compensatory plan or agreement.
*	Filed herewith.

(a)2.	Financial Statement Schedules

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

LEGACY HOUSING CORPORATION

By:	/s/ R. Duncan Bates
	Name:	R. Duncan Bates
	Title:	President and Chief Executive Officer
	Date:	March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	March 15, 2024

/s/ Kenneth E. Shipley Kenneth E. Shipley	Executive Vice President and Director (principal executive officer)	March 15, 2024

/s/ Jeffrey M. Fiedelman	Chief Financial Officer (principal	March 15, 2024
Jeffrey M. Fiedelman	financial officer)

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	March 15, 2024

/s/ Brian J. Ferguson Brian J. Ferguson	Director	March 15, 2024

/s/ Francisco J. Coll Francisco J. Coll	Director	March 15, 2024