Form 10-Q
period 2024-03-31
Legacy Housing Corp
filed 2024-05-09
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging growth company ☐

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

There were 24,316,488 shares of Common Stock ($0.001 par value) outstanding as of May 6, 2024.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$621	$748
Accounts receivable, net	4,314	4,656
Current portion of contracts - dealer financed	34,041	32,538
Current portion of consumer loans receivable	7,903	7,682
Current portion of notes receivable from mobile home parks (“MHP”)	45,178	18,156
Current portion of other notes receivable	14,669	6,013
Inventories	34,250	33,176
Prepaid expenses and other current assets	5,310	4,915
Total current assets	146,286	107,884
Contracts - dealer financed	—	—
Consumer loans receivable, net	151,282	148,818
Notes receivable from mobile home parks (“MHP”), net	137,384	163,824
Other notes receivable, net	15,526	28,577
Inventories, net	8,727	7,793
Other assets - leased mobile homes	5,049	7,601
ROU assets - operating leases	1,661	1,794
Other assets	3,296	2,571
Property, plant and equipment, net	40,760	37,880
Total assets	$509,971	$506,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,604	$4,090
Accrued liabilities	19,761	18,504
Customer deposits	4,109	4,146
Escrow liability	10,953	10,104
Operating lease obligation	474	489
Total current liabilities	38,901	37,333
Long‑term liabilities:
Operating lease obligation, less current portion	1,274	1,396
Lines of credit	11,797	23,680
Deferred income taxes, net	2,338	2,338
Dealer incentive liability	5,300	5,260
Total liabilities	59,610	70,007
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,852,740 and 24,843,494 issued and 24,316,488 and 24,398,429 outstanding at March 31, 2024 and December 31, 2023, respectively	31	30
Treasury stock at cost, 536,252 and 445,065 shares at March 31, 2024 and December 31, 2023, respectively	(6,348)	(4,477)
Additional paid-in-capital	181,780	181,424
Retained earnings	274,898	259,758
Total stockholders' equity	450,361	436,735
Total liabilities and stockholders' equity	$509,971	$506,742

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2024	2023
Net revenue:
Product sales	$30,833	$43,318
Consumer, MHP and dealer loans interest	10,633	7,705
Other	1,777	1,834
Total net revenue	43,243	52,857
Operating expenses:
Cost of product sales	20,466	28,960
Selling, general and administrative expenses	5,889	5,412
Dealer incentive	138	131
Total operating expenses	26,493	34,503
Income from operations	16,750	18,354
Other income (expense):
Non‑operating interest income	1,302	695
Miscellaneous, net	737	753
Interest expense	(276)	(91)
Total other income	1,763	1,357
Income before income tax expense	18,513	19,711
Income tax expense	(3,373)	(3,435)
Net income	$15,140	$16,276
Weighted average shares outstanding:
Basic	24,393,003	24,374,677
Diluted	25,125,016	25,177,502
Net income per share:
Basic	$0.62	$0.67
Diluted	$0.60	$0.65

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net income	$15,140	$16,276
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	423	430
Amortization of deferred revenue	(729)	(290)
Provision for accounts and notes receivable	(171)	(43)
Provision for long term inventory	89	19
Gain from sale of leased property	(57)	(507)
Non-cash operating lease expense	(12)	14
Share based payment expense	257	192
Other non cash items	17	(21)
Changes in operating assets and liabilities:
Accounts receivable	237	915
Consumer loans activity, net	(2,428)	(2,287)
Notes receivable MHP activity, net	(1,245)	(11,667)
Dealer inventory loan activity, net	(1,228)	(2,189)
Inventories	(2,097)	(726)
Prepaid expenses and other current assets	(754)	305
Other assets - leased mobile homes	2,427	—
Other assets	(694)	(538)
Accounts payable and accrued liabilities	772	109
Right of use activity, net	7	(14)
Customer deposits	(37)	(2,369)
Escrow liability	849	(380)
Dealer incentive liability	40	80
Net cash provided by (used in) operating activities	10,806	(2,691)
Investing activities:
Purchases of property, plant and equipment	(871)	(761)
Proceeds from sale of leased property	—	1,108
Proceeds from sale of property	22	—
Issuance of notes receivable	(590)	(3,107)
Notes receivable collections	4,107	468
Collections from purchased loans	53	106
Net cash provided by (used in) investing activities	2,721	(2,186)
Financing activities:
Proceeds from exercise of stock options	100	—
Purchases of treasury stock	(1,871)	—
Proceeds from lines of credit	12,736	20,188
Payments on lines of credit	(24,619)	(14,896)
Net cash (used in) provided by financing activities	(13,654)	5,292
Net (decrease) increase in cash	(127)	415
Cash at beginning of period	748	2,818
Cash at end of period	$621	$3,233
Supplemental disclosure of cash flow information:
Cash paid for interest	$411	$59
Cash paid for taxes	$—	$3,827

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes (Note 1)	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation	8,571	—	—	191	—	191
Net income	—	—	—	—	16,276	16,276
Balances, March 31, 2023	24,823,266	$30	$(4,477)	$180,746	$221,574	$397,873

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361

See accompanying notes to unaudited interim condensed financial statements.

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed on March 15, 2024. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Material estimates that are susceptible to significant change in the near term primarily relate to the determination and valuation of accounts receivable, loans to mobile home parks, consumer loans receivable, other notes receivable, inventory obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Segment

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Revenue Recognition

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to consumers. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash.

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

“Accounts receivable, net” related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable “net” are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On March 31, 2024, December 31, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $757, $651 and $279, respectively.

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

Our typical lease agreement is for 96 months or 120 months. It requires the lessee to maintain the home and to return the home to us at the end of the lease in good condition. It provides the lessee with a termination option for a fee, an option to extend the lease and a purchase option at fair market value.

The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $124 and $160 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company sold 120 leased mobile homes for $5.5 million to a mobile home park customer.

Future minimum lease income under all operating leases for each of the next five years at March 31, 2024, is as follows:

2024	$901
2025	1,202
2026	1,202
2027	1,029
2028	841
Thereafter	578
Total	$5,753

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

The following table summarizes activity within the warranty liability for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Warranty liability, beginning of period	$2,910	$3,048
Product warranty accrued	941	636
Warranty costs incurred	(537)	(627)
Warranty liability, end of period	$3,314	$3,057

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

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We currently are evaluating the impact of ASU 2023-07 on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

2. REVENUE

Product sales primarily consist of sales of mobile homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to consumers. Retail Store

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash.

Revenue from product sales is recognized when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers.

For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments. Interest income is recorded separately in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is recorded separately in the statement of income.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $537 and $627 for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, mobile home park (“MHP”) sales to two independent third parties and their affiliates accounted for $5,450 or 17.7% and $2,799 or 9.1% of our product sales. The $5,450 represents sales of 120 leased mobile homes to a mobile home park customer, and these sales are included in Commercial Sales in the Disaggregation of Revenue table below. For the three months ended March 31, 2023, mobile home park (“MHP”) sales to an independent third party and its affiliates accounted for $5,647 or 13.0% of our product sales. No other customer accounted for more than 5.0% of our product sales.

For the three months ended March 31, 2024 and 2023, total cost of product sales included $1,408 and $2,623 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. The Company transitioned most of its independent retailers from consignment arrangements to inventory finance arrangements in late 2022. As a result, consignment fees transitioned to interest income for inventory finance arrangements, and this interest income is included in Consumer, MHP and dealer loans interest on the accompanying statement of income. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Product sales:
Direct sales	$1,795	$7,426
Commercial sales	13,602	15,565
Inventory finance sales	8,463	13,615
Retail store sales	4,796	3,967
Other product sales (1)	2,177	2,745
Total product sales	30,833	43,318
Consumer, MHP and dealer loans interest:
Interest - consumer installment notes	5,100	4,657
Interest - MHP notes	4,608	3,048
Interest - dealer finance notes	925	—
Total consumer, MHP and dealer loans interest	10,633	7,705
Other	1,777	1,834
Total net revenue	$43,243	$52,857
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.2% as of March 31, 2024 and December 31, 2023. Consumer loans receivable have maturities that range from 2 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $10,953 and $10,104 as of March 31, 2024 and December 31, 2023, respectively, and are included in escrow liability in the accompanying balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance as the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes totaled $2,940 and $2,215 as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of March 31,	As of December 31,
	2024	2023
Consumer loans receivable	$162,196	$159,738
Loan discount and deferred financing fees	(2,447)	(2,473)
Allowance for loan losses	(564)	(765)
Consumer loans receivable, net	$159,185	$156,500

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2024	2023
Allowance for loan losses, beginning of period	$765	$830
Provision for loan losses	(268)	(70)
Charge offs	67	56
Allowance for loan losses, end of period	$564	$816

The following table presents impaired and general reserve for allowance for loan losses:

	As of March 31,	As of December 31,
	2024	2023
Total consumer loans	$162,196	$159,738
Allowance for loan losses	$564	$765
Impaired loans individually evaluated for impairment	$2,041	$1,565
Specific reserve against impaired loans	$554	$562
Other loans collectively evaluated for allowance	$160,155	$158,173
General allowance for loan losses	$10	$203

As of March 31, 2024 and December 31, 2023, the total principal outstanding for consumer loans on nonaccrual status was $2,041 and $1,565, respectively. A detailed aging of consumer loans receivable that are past due is as follows:

	As of March 31,		As of December 31,
	2024	%	2023	%
Total consumer loans receivable	$162,196	100.0	$159,738	100.0
Past due consumer loans:
31 - 60 days past due	$1,696	1.0	$624	0.4
61 - 90 days past due	357	0.2	149	0.1
91 - 120 days past due	414	0.3	123	0.1
Greater than 120 days past due	1,892	1.2	1,449	0.9
Total past due	$4,359	2.7	$2,345	1.5

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

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$7,224	$30,879	$24,317	$21,050	$12,713	$61,654	$157,837%	97.3
30-90 days past due	—	509	311	429	316	489	2,054	1.3
> 90 days past due	—	155	165	546	110	1,329	2,305	1.4
Total	$7,224	$31,543	$24,793	$22,025	$13,139	$63,472	$162,196%	100.0

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 6.9% to 12.5%, excluding the Default Loans defined below. The average interest rate per loan, excluding the Default Loans below, was approximately 8.0% as of March 31, 2024 and December 31, 2023, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers with substantial financial resources.

As of March 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.0%, 17.2% and 13.4% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.5%, 17.9% and 14.0% of the principal balance outstanding, all of which was secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of March 31, 2024 and December 31, 2023, the MHP Notes balance is presented net of unamortized finance fees of $1,257 and $1,565, respectively. The finance fees are amortized over the life of the MHP Notes.

As of March 31, 2024 and December 31, 2023 there were past due balances of $262 and $98, respectively, on the MHP Notes excluding the Default Loans, as defined below. For the three months ended March 31, 2024 and 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $616 and $735 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Approximately $54 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $36 million of these notes currently is in default (the “Default Loans”) and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of March 31, 2024 and determined a provision for expected loan losses is not deemed necessary based on the analysis of the underlying collateral. The Company accelerated the Default Loans at the end of January, 2024. Upon acceleration, the loans accrue interest at a rate of 17.5% and are due on demand. At March 31, 2024 the Default Loans are presented on the accompanying balance sheets under the heading Current assets, with $26 million in Current portion of notes receivable from mobile home parks (“MHP”) and $10 million in Current portion of other notes receivable. During the three months ended March 31, 2024, the Company foreclosed on property and homes of $2.3 million that is included on the accompanying balance sheets in Property, plant and equipment, net.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Outstanding principal balance	$184,435	$184,280
Loan discount and deferred financing fees	(1,257)	(1,565)
Allowance for loan losses	(616)	(735)
Total	$182,562	$181,980

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Allowance for loan losses, beginning of period	$735	$—
Provision for loan losses	(119)	205
Charge offs (recoveries)	—	—
Allowance for loan losses, end of period	$616	$205

The following table presents impaired and general reserve for allowance for loan losses at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Total MHP loans	$184,435	$184,280
Allowance for loan losses	616	735
Impaired loans individually evaluated for impairment	29,884	31,215
Specific reserve against impaired loans	5	5
Other loans collectively evaluated for allowance	154,552	153,065
General allowance for loan losses	611	730

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$6,247	$44,028	$46,610	$25,829	$31,134	$3,855	$157,703%	85.5
30-90 days past due	—	11,950	4,340	8,328	1,948	—	26,566	14.4
> 90 days past due	—	120	46	—	—	—	166	0.1
Total	$6,247	$56,098	$50,996	$34,157	$33,082	$3,855	$184,435%	100

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

5. OTHER NOTES RECEIVABLE

Other notes receivable relate to notes issued to mobile home park owners and dealers and are not directly tied to the sale of mobile homes. These other notes have varying maturity dates and generally require monthly principal and interest payments. They are collateralized by mortgages on real estate, mobile homes that we have financed for which the borrower uses as offices, as well as vehicles. These notes typically are personally guaranteed by the borrowers. The interest rates on the other notes generally are fixed and range from 5.00% to 17.90%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience.

As of March 31, 2024 and December 31, 2023 there were past due balances of $286 and $22, respectively, on the other notes excluding the Default Loans, as defined below. For the three months ended March 31, 2024 and 2023, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $176 and $236 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the impaired balance of other notes was $76 and $84, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Approximately $54 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $36 million of these notes currently is in default (the “Default Loans” as defined in Note 4 above) and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of March 31, 2024 and determined a provision for expected loan losses is not deemed necessary based on the analysis of the underlying collateral. The Company accelerated the Default Loans at the end of January, 2024. Upon acceleration, the loans accrue interest at a rate of 17.5% and are due on demand. At March 31, 2024 the Default Loans are presented on the accompanying balance sheets under the heading Current assets, with $26 million in Current portion of notes receivable from mobile home parks (“MHP”) and $10 million in Current portion of other notes receivable. During the three months ended March 31, 2024, the Company foreclosed on property and homes of $2.3 million that is included on the accompanying balance sheets in Property, plant and equipment, net.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Outstanding principal balance	$30,694	$35,353
Loan discount and deferred financing fees	(323)	(527)
Allowance for loan losses	(176)	(236)
Total	$30,195	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Allowance for loan losses, beginning of period	$236	$—
Provision for loan losses	(60)	433
Charge offs (recoveries)	—	—
Allowance for loan losses, end of period	$176	$433

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents impaired and general reserve for allowance for loan losses at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Total Other notes receivable	$30,694	$35,353
Allowance for loan losses	176	236
Impaired loans individually evaluated for impairment	24,609	25,135
Specific reserve against impaired loans	76	84
Other notes receivable collectively evaluated for allowance	6,085	10,218
General allowance for loan losses	100	152

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$—	$17,493	$466	$—	$300	$101	$18,360%	59.8
30-90 days past due	—	11,274	229	183	—	—	11,686	38.1
> 90 days past due	—	—	—	648	—	—	648	2.1
Total	$—	$28,767	$695	$831	$300	$101	$30,694%	100.0

6. DEALER FINANCED RECEIVABLES

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

Dealer financed notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Outstanding principal balance	$34,207	$32,980
Loan discount and deferred financing fees	—	—
Allowance for loan losses	(166)	(442)
Total	$34,041	$32,538

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Allowance for loan losses, beginning of period	$442	$13
Provision for loan losses	(276)	260
Charge offs (recoveries)	—	—
Allowance for loan losses, end of period	$166	$273

The dealer financed loan portfolio was established primarily in late 2022 and 2023 as a result of converting from consignment arrangements with dealers to inventory finance arrangements with dealers. As such, there is relatively little historical data to measure credit quality of the loans in this portfolio.

7. LEASES

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

We determine if an arrangement is or contains a lease at inception. Operating leases are right-of-use (“ROU”) assets and are shown as ROU assets – operating leases on our balance sheets. The lease liabilities are shown as Operating lease obligation and Operating lease obligation, less current portion on our balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. As of March 31, 2024, the remaining weighted-average lease term is 3.80 years and the weighted-average discount rate is 2.10%.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the year ended March 31, 2024.

Short-term leases, those with a term of 12 months or less, are not recorded on our balance sheet. Our short-term lease costs were not material for the year ended March 31, 2024.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

As of March 31, 2024, present value of future lease payments under our operating lease liabilities were as follows:

2024	$373
2025	494
2026	431
2027	345
2028	145
Thereafter	—
Total lease payments	$1,788
Less amount representing interest	(40)
Total lease liability	$1,748
Less current lease liability	(474)
Total non-current lease liability	$1,274

8. INVENTORIES

Inventories consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Raw materials	$12,377	$13,506
Work in progress	471	552
Finished goods	30,129	26,911
Total	$42,977	$40,969

Finished goods expected to be held for more than twelve months is classified as long-term and represented $8,727 and $7,793 as of March 31, 2024 and December 31, 2023, respectively. The Company has an inventory allowance of $527 and $439 as of March 31, 2024 and December 31, 2023, respectively, for finished goods expected to be held for more than twelve months.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Land	$17,287	$14,953
Buildings and leasehold improvements	13,578	13,419
Construction in Progress	12,010	11,576
Vehicles	1,571	1,571
Machinery and equipment	6,772	6,527
Furniture and fixtures	336	329
Total	51,554	48,375
Less accumulated depreciation	(10,794)	(10,495)
Total property, plant and equipment	$40,760	$37,880

Depreciation expense was $403 with $158 included as a component of cost of product sales for the three months ended March 31, 2024, and $270 with $126 included as a component of cost of product sales for the three months ended March 31, 2023.

10. OTHER ASSETS

Other assets consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Prepaid rent	$349	$349
Other	7	7
Repossessed homes	2,940	2,215
Total	$3,296	$2,571

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Warranty reserve	$3,314	$2,910
Litigation reserve	610	990
Payroll	845	879
Portfolio taxes and title	2,359	2,234
Property tax	364	1,018
Dealer rebates	879	1,040
Sales tax	251	190
Federal and state income taxes	7,137	3,759
Other	4,002	5,484
Total accrued liabilities	$19,761	$18,504

12. LINES OF CREDIT

On July 28, 2023, the Company entered into a new Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. Subsequently, the Company repaid in full the balance due on its prior line of credit with Capital One, N.A. and all commitments under this prior line of credit were terminated. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2024, interest expense for the under the Revolver was $276, and for the three months ended March 31, 2023, interest expense under the prior line of credit was $91. The outstanding balance of the Revolver as of March 31, 2024 and December 31, 2023 was $11,797 and $23,680, respectively. The interest rate in effect as of March 31, 2024 and December 31, 2023 for the Revolver was 7.67% and 7.95%, respectively. The amount of available credit under the Revolver was $38,203 and $26,320 as of March 31, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

13. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2024, the Company had 8.7 million shares available for grant under the Plan.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Restricted Stock

The following is a summary of restricted stock award activity for the year ended December 31, 2023 and the three months ended March 31, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2023	42	$6.93
Granted	1	$23.26
Vested	(18)	$14.98
Canceled	(17)	$13.63
Nonvested, December 31, 2023	8	$17.09

Nonvested, January 1, 2024	8	$17.09
Granted	-	$-
Vested	-	$-
Canceled	-	$-
Nonvested, March 31, 2024	8	$17.09

As of March 31, 2024, approximately 8,000 shares of restricted stock remained unvested. Unrecognized compensation expense related to these restricted stock awards at March 31, 2024 was $42 and is expected to be recognized over 0.4 years. Compensation expense for restricted stock awards for the three months ended March 31, 2024 and 2023 was $37 and $66, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Stock Options

The following is a summary of option award activity for the year ended December 31, 2023 and the three months ended March 31, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	43	$22.94	$15.32	4.70
Exercised	(6)	$16.01	$8.57	—
Forfeited	(56)	$16.01	$8.57	—
Outstanding, December 31, 2023	1,006	$41.35	$5.22	8.28	$
Exercisable, December 31, 2023	96	$42.18	$4.76	8.44		$—

Outstanding, January 1, 2024	1,006	$41.35	$5.22	8.28
Granted	—	$—	$—	-
Exercised	(6)	$16.01	$8.57	—
Forfeited	—	$-	$-	—
Outstanding, March 31, 2024	1,000	$41.51	$5.20	8.03	$
Exercisable, March 31, 2024	90	$44.00	$4.49	8.44		$—

As of March 31, 2024, approximately 910,000 options remained nonvested. Unrecognized compensation expense related to these options at March 31, 2024 was $4,332 and is expected to be recognized over 8.0 years. Compensation expense for stock option awards for the three months ended March 31, 2024 and 2023 was $147 and $126, respectively.

14. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2024 and 2023 was $3,373 and $3,435 respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 18.2% and 17.4%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

15. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of March 31, 2024 and December 31, 2023, the Company accrued a $253 and $242 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $1,671 and $3,030 at March 31, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of March 31, 2024 and December 31, 2023.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense was $159 and $182 for the three months ended March 31, 2024 and 2023, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties was approximately $54 and $67 for the three months ended March 31, 2024 and 2023, respectively. See Note 7 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $610 and $990 as of March 31, 2024 and December 31, 2023, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

16. FAIR VALUE MEASUREMENTS

The Company accounts for its investments and derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) 820 10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820 10, Fair Value Measurement, are as follows:

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

The Company’s financial instruments consist primarily of cash, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, and lines of credit.

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios as of March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Consumer loan portfolio, fair value	$157,590	$155,146
Consumer loan portfolio, book value	159,185	156,499
Fixed rate MHP Notes, fair value	150,269	176,270
Fixed rate MHP Notes, book value	156,278	178,724
Fixed rate other notes, fair value	22,313	34,340
Fixed rate other notes, book value	22,816	34,590

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

	Three months ended
	March 31,
	2024	2023
Numerator:
Net income (in 000's)	$15,140	$16,276
Denominator:
Basic weighted-average common shares outstanding	24,393,003	24,374,677
Effect of dilutive securities:
Restricted stock grants	6,135	13,383
Stock options	725,878	789,442
Diluted weighted-average common shares outstanding	25,125,016	25,177,502
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.62	$0.67
Diluted	$0.60	$0.65

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 91,187 shares for $1.9 million in the open market during the three months ended March 31, 2024. As of March 31, 2024, we had a remaining authorization of approximately $8.1 million. Between April 1, 2024 and May 9, 2024, we repurchased 170,342 shares for $3.5 million in the open market.

18. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $189 and $403 as of March 31, 2024 and December 31, 2023, respectively. Accounts payable balances due to Bell were $43 and $18 as of March 31, 2024 and December 31, 2023, respectively. Home sales to Bell were $1,119 and $479 for the three months ended March 31, 2024 and 2023, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $0 and $143 as of March 31, 2024 and December 31, 2023, respectively. Accounts payable balances due to Shipley were $15 and $67 as of March 31, 2024 and December 31, 2023. Home sales to Shipley were $299 and $632 for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the Company had a receivable of $1 from a principal shareholder.  This amount is included in the Company’s accounts receivable balance as of March 31, 2024.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

19. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of March 31, 2024 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements except those listed below.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 91,187 shares for $1.9 million in the open market during the three months ended March 31, 2024. As of March 31, 2024, we had a remaining authorization of approximately $8.1 million. Between April 1, 2024 and May 9, 2024, we repurchased 170,342 shares for $3.5 million in the open market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q. It contains forward looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward looking statements as a result of various factors, including those discussed in this Form 10-Q and in our Registration Statement on Form S-1, particularly under the heading “Risk Factors.” Dollar amounts are in thousands unless otherwise noted.

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company owned stores and also sold directly to manufactured home communities. We are the fourth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and the Institute for Building Technology and Safety for the twelve month period ending December 31, 2023. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. For the three months ended March 31, 2024 and 2023, we sold 645 and 810 home sections, respectively (which are entire modules or single floors).

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate such sale of homes. In addition, the sale of homes is directly related to financing provided by us. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom made homes using quality materials, distribute those homes through our expansive network of independent retailers and company owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high volume production techniques that allow us to produce, on average, approximately 70 home sections, or 60 fully completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state of the art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of March 31, 2024, are sold to consumers, primarily across 15 states through a network of independent retail locations, 13 company owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. For the three months ended March 31, 2024, approximately 54% of our manufactured homes were sold in Texas, followed by 18% in North Carolina, 8% in Oklahoma, 4% in Georgia, and 2% in New Mexico. For the three months ended March 31, 2023, approximately 38% of our manufactured homes were sold in Texas, followed by 19% in Georgia, 8% in Louisiana, 7% in Florida, and 4% in Alabama.

We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers who purchase homes from us and then sell them to consumers. We provide consumer financing for our products which are sold to end users through both independent and company owned retail locations. We also provide financing solutions to manufactured housing community owners that buy our products for use in their manufactured housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2024, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$9,316	$13,531
Bexar County, Texas	69 Acres	November 2018	842	107	949
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	2,142	4,781
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	51	473
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	394	1,944
			$11,006	$12,010	$23,016

●	We also expect to provide financing solutions to owners of manufactured housing communities in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment and competitive the gross margins on the sale of homes to these new manufactured housing communities.
●	Inflation recently was near its highest rate in the U.S. over the last 30 years. Our ability to maintain gross margins can be impacted adversely by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers and community developers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance will be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has unutilized square footage available and, with additional investment, we can add capacity to increase the number of homes that we can manufacture in that facility. We intend to increase production at the Georgia facility over time, particularly in response to orders generated from new markets. In order to maintain long term growth, we will need to be able to continue to properly estimate anticipated future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2024 and 2023 (in thousands)

	Three months ended
	March 31,
	2024	2023	$ change	% change
Net revenue:
Product sales	$30,833	$43,318	$(12,485)	(28.8)%
Consumer, MHP and dealer loans interest	10,633	7,705	2,928	38.0%
Other	1,777	1,834	(57)	(3.1)%
Total net revenue	43,243	52,857	(9,614)	(18.2)%
Operating expenses:
Cost of product sales	20,466	28,960	(8,494)	(29.3)%
Selling, general administrative expenses	5,889	5,412	477	8.8%
Dealer incentive	138	131	7	5.3%
Total operating expenses	26,493	34,503	(8,010)	(23.2)%
Income from operations	16,750	18,354	(1,604)	(8.7)%
Other income (expense)
Non‑operating interest income	1,302	695	607	87.3%
Miscellaneous, net	737	753	(16)	(2.1)%
Interest expense	(276)	(91)	(185)	203.3%
Total other	1,763	1,357	406	29.9%
Income before income tax expense	18,513	19,711	(1,198)	(6.1)%
Income tax expense	(3,373)	(3,435)	62	(1.8)%
Net income	$15,140	$16,276	$(1,136)	(7.0)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $12.5 million, or 28.8%, during the three months ended March 31, 2024 as compared to the same period in 2023. This decrease was driven by an industry wide decrease in unit volumes shipped, primarily in direct sales, mobile home park sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the first three months of 2024 and 2023:

	Three months ended
	March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$30,833	$43,318	$(12,485)	(28.8)%
Total units sold	547	688	(141)	(20.5)%
Net revenue per unit sold	$56.4	$63.0	$(7)	(10.5)%

For the three months ended March 31, 2024, our net revenue per product sold decreased primarily due to a shift in product mix to smaller units and to a large sale of homes from our leased home portfolio to a mobile home park customer at a lower average price than our typical new home. We had decreases in direct sales, commercial sales, inventory finance sales and other product sales, partially offset by an increase in retail store sales. Direct sales decreased $5.6 million, or 75.8% during the three months ended March 31, 2024 as compared to the same period in 2023. Commercial sales decreased $2.0 million, or 12.6% during the three months ended March 31, 2024 as compared to the same period in 2023. Inventory finance sales to dealers decreased $5.2 million, or 37.8% during the three months ended March 31, 2024 as compared to the same period in 2023. Retail store sales increased $0.8 million, or 20.9% during the three months ended March 31, 2024 as compared to the same period in 2023. Our revenue has decreased primarily due to a lower volume of shipments, a shift in product mix generally to smaller units and a slowdown in our dealer and mobile home park sales. Our current business is dependent on dealer sales, as reflected in direct sales and inventory finance sales, and our sales have slowed due to high levels of inventory on dealer lots and seasonality. Our retail sales have improved as we have focused on improving the performance of our company owned stores. Our mobile home park business has been impacted by higher interest rates, and transaction volumes and new development have declined.

Consumer, MHP and dealer loans interest income increased $2.9 million, or 38.0%, during the three months ended March 31, 2024 as compared to the same period in 2023 due to growth in our loan portfolios. Between March 31, 2024 and March 31, 2023 our consumer loan portfolio increased by $17.9 million, our MHP loan portfolio increased by $28.2 million, and our dealer finance notes increased by $2.1 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income and decreased $0.1 million, or 3.1%, during the three months ended March 31, 2024 as compared to the same period in 2023. This decrease was primarily due to a $1.0 million decrease in dealer finance fees, a $0.2 million decrease in commercial lease rents, partially offset by a $1.1 million increase in forfeited deposits.

The cost of product sales decreased $8.5 million, or 29.3%, during the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses increased $0.5 million, or 8.8%, during the three months ended March 31, 2024 as compared to the same period in 2023. This increase was primarily due to a $0.3 million increase in warranty costs, a $0.1 million increase in legal expense, a $0.2 million increase in professional fees and a net $0.2 million increase in other miscellaneous costs, partially offset by a $0.3 million decrease in loan loss provision.

Dealer incentive expense remained the same during the three months ended March 31, 2024 as compared to the same period in 2023.

Other income (expense) increased $0.4 million, or 29.9%, during the three months ended March 31, 2024 as compared to the same period in 2023.  There was an increase of $0.6 million in non-operating interest income offset by an increase of $0.2 million in interest expense.

Income tax expense remained the same during the three months ended March 31, 2024 as compared to the same period in 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was 18.2% and 17.4%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at March 31, 2024, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of March 31, 2024, we had approximately $0.6 million in cash, compared to $0.7 million as of December 31, 2023. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2024	2023

Net cash provided by (used in) operating activities	$10,806	$(2,691)
Net cash provided by (used in) investing activities	$2,721	$(2,186)
Net cash (used in) provided by financing activities	$(13,654)	$5,292
Net change in cash	$(127)	$415
Cash at beginning of period	$748	$2,818
Cash at end of period	$621	$3,233

Comparison of Cash Flow Activities from March 31, 2024 to March 31, 2023

Net cash provided by operating activities was $10.8 million during the three months ended March 31, 2024, compared to net cash of $2.7 million used in operating activities during the three months ended March 31, 2023. This change was a result of an increase of cash used for a decrease in operating income before non-cash adjustments, decreased MHP originations net of collections, decreased dealer inventory loan originations net of collections, decrease in the reduction of accounts receivable, an increase in the change in inventories, an increase in the change in prepaid expenses and other current assets, an increase in the change in accounts payable and accrued liabilities, an increase in the change in customer deposits, and increase in the change in other assets – leased mobile homes and an increase in the change in escrow liability.

Net cash provided by investing activities of $2.7 million during the three months ended March 31, 2024 was primarily attributable to $4.1 million of collections of loans we made to third parties for the development of manufactured housing parks, offset by $0.9 million used in improvements and development of property, plant and equipment and $0.6 million used to issue notes to third parties for the development of manufactured housing parks.

Net cash used in financing activities of $13.7 million during the three months ended March 31, 2024 was attributable to net payments of $11.9 million on our lines of credit, $1.9 million of stock repurchases and $0.1 million received from the exercise of stock options. Net cash provided by financing activities of $5.3 million during the three months ended March 31, 2023 was attributable to net proceeds of $5.3 million on our lines of credit.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 91,187 shares for $1.9 million in the open market during the three months ended March 31, 2024. As of March 31, 2024, we had a remaining authorization of approximately $8.1 million. Between April 1, 2024 and May 9, 2024, we repurchased 170,342 shares for $3.5 million in the open market.

Lines of Credit

On July 28, 2023, the Company entered into a new Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. Subsequently, the Company repaid in full the balance due on its prior line of credit with Capital One, N.A. and all commitments under this prior line of credit were terminated. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company’s option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company’s average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company’s average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2024, interest expense for the under the Revolver was $276, and for the three months ended March 31, 2023, interest expense under the prior line of credit was $91. The outstanding balance of the Revolver as of March 31, 2024 and December 31, 2023 was $11,797 and $23,680, respectively. The interest rate in effect as of March 31, 2024 and December 31, 2023 for the Revolver was 7.67% and 7.95%, respectively. The amount of available credit under the Revolver was $38,203 and $26,320 as of March 31, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2024:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2024	2025 – 2026	2027 – 2028	After 2028
Lines of credit	$11,797	—	—	11,797	—
Operating lease obligations	$1,788	373	925	490	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution that provides inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $1,671 and $3,030 as of March 31, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial, and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2024.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of March 31, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC for the year ended December 31, 2023 we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2024 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15 - Commitments and Contingencies in our March 31, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us during the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2024	—	$—	—	$—
February 1-29, 2024	—	—	—	—
March 1-31, 2024	91,187	20.52	—	—
(1)	All shares purchased in open market and not pursuant to a publicly announced plan or program

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarters ended March 31, 2024 and December 31, 2023, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On March 25, 2024 Curtis D. Hodgson, the Company’s Executive Chairman of the Board, terminated a trading plan to sell up to 904,800 shares of the Company’s common stock from June 28, 2023 to June 21, 2024, subject to certain conditions.

On October 20, 2023 Kenneth E. Shipley, the Company’s Executive Vice President and Director, terminated a trading plan to sell up to 278,400 shares of the Company’s common stock from July 24, 2023 to June 7, 2024, subject to certain conditions.

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

LEGACY HOUSING CORPORATION

Date: May 9, 2024	By:	/s/ R. DUNCAN BATES
R. Duncan Bates
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ JEFFREY FIEDELMAN
Jeffrey Fiedelman
Chief Financial Officer