Form 10-Q
period 2024-06-30
Legacy Housing Corp
filed 2024-08-08
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 24,316,488 shares of Common Stock ($0.001 par value) outstanding as of August 6, 2024.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$60	$748
Accounts receivable, net	4,285	4,656
Current portion of contracts - dealer financed	32,987	32,538
Current portion of consumer loans receivable	8,100	7,682
Current portion of notes receivable from mobile home parks (“MHP”)	42,459	18,156
Current portion of other notes receivable	15,058	6,013
Inventories	30,997	33,176
Prepaid expenses and other current assets	5,430	4,915
Total current assets	139,376	107,884
Consumer loans receivable, net	153,703	148,818
Notes receivable from mobile home parks (“MHP”), net	140,328	163,824
Other notes receivable, net	15,784	28,577
Inventories, net	9,650	7,793
Other assets - leased mobile homes	4,880	7,601
ROU assets - operating leases	1,548	1,794
Other assets	9,198	2,571
Property, plant and equipment, net	40,460	37,880
Total assets	$514,927	$506,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,186	$4,090
Accrued liabilities	13,066	18,504
Customer deposits	2,226	4,146
Escrow liability	11,785	10,104
Operating lease obligation	475	489
Total current liabilities	31,738	37,333
Long‑term liabilities:
Operating lease obligation, less current portion	1,157	1,396
Lines of credit	11,861	23,680
Deferred income taxes, net	2,338	2,338
Dealer incentive liability	4,614	5,260
Total liabilities	51,708	70,007
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,860,090 and 24,843,494 issued and 24,153,496 and 24,398,429 outstanding at June 30, 2024 and December 31, 2023, respectively	31	30
Treasury stock at cost, 706,594 and 445,065 shares at June 30, 2024 and December 31, 2023, respectively	(9,853)	(4,477)
Additional paid-in-capital	181,954	181,424
Retained earnings	291,087	259,758
Total stockholders' equity	463,219	436,735
Total liabilities and stockholders' equity	$514,927	$506,742

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue:
Product sales	$31,652	$42,316	$62,484	$85,497
Consumer, MHP and dealer loans interest	9,844	8,488	20,477	16,193
Other	999	1,832	2,777	3,803
Total net revenue	42,495	52,636	85,738	105,493
Operating expenses:
Cost of product sales	21,558	29,709	42,024	58,670
Selling, general and administrative expenses	5,574	5,527	11,463	10,938
Dealer incentive	(667)	(100)	(529)	32
Total operating expenses	26,465	35,136	52,958	69,640
Income from operations	16,030	17,500	32,780	35,853
Other income (expense):
Non‑operating interest income	986	626	2,288	1,321
Miscellaneous, net	3,015	159	3,752	912
Interest expense	(235)	(195)	(511)	(285)
Total other income	3,766	590	5,529	1,948
Income before income tax expense	19,796	18,090	38,309	37,801
Income tax expense	(3,607)	(3,070)	(6,980)	(6,505)
Net income	$16,189	$15,020	$31,329	$31,296
Weighted average shares outstanding:
Basic	24,165,320	24,380,894	24,279,038	24,377,803
Diluted	24,780,903	25,101,937	24,899,616	25,085,158
Net income per share:
Basic	$0.67	$0.62	$1.29	$1.28
Diluted	$0.65	$0.60	$1.26	$1.25

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income	$31,329	$31,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	898	849
Amortization of deferred revenue	(1,078)	(573)
Provision for accounts and notes receivable	169	86
Provision for long term inventory	174	45
Gain from sale of assets	(1,341)	(507)
Non-cash operating lease expense	(23)	(26)
Share based payment expense	431	387
Other non cash items	34	(52)
Changes in operating assets and liabilities:
Accounts receivable	421	(695)
Consumer loans activity, net	(4,952)	(7,000)
Notes receivable MHP activity, net	(5,428)	(23,339)
Dealer inventory loan activity, net	(183)	(2,386)
Inventories	148	(1,810)
Prepaid expenses and other current assets	(1,259)	(288)
Other assets - leased mobile homes	2,427	—
Other assets	(1,557)	(10)
Accounts payable and accrued liabilities	(5,076)	(1,894)
Right of use activity, net	15	20
Customer deposits	(1,920)	(1,441)
Escrow liability	1,682	370
Dealer incentive liability	(646)	(496)
Net cash provided by (used in) operating activities	14,265	(7,464)
Investing activities:
Purchases of property, plant and equipment	(2,608)	(1,537)
Proceeds from sale of leased property	—	1,108
Proceeds from sale of property	1,573	—
Sale of investments - treasury notes	—	8,500
Issuance of notes receivable	(1,731)	(5,250)
Notes receivable collections	4,799	946
Collections from purchased loans	109	170
Net cash provided by investing activities	2,142	3,937
Financing activities:
Proceeds from exercise of stock options	100	100
Purchases of treasury stock	(5,376)	—
Proceeds from lines of credit	30,237	42,242
Payments on lines of credit	(42,056)	(40,102)
Net cash (used in) provided by financing activities	(17,095)	2,240
Net decrease in cash	(688)	(1,287)
Cash at beginning of period	748	2,818
Cash at end of period	$60	$1,531
Supplemental disclosure of cash flow information:
Cash paid for interest	$680	$209
Cash paid for taxes	$9,176	$10,395

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes (Note 1)	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation	8,571	—	—	191	—	191
Net income	—	—	—	—	16,276	16,276
Balances, March 31, 2023	24,823,266	$30	$(4,477)	$180,746	$221,574	$397,873
Share based compensation	7,350	—	—	196	—	196
Proceeds from exercise of stock options	6,246	—	—	100	—	100
Net income	—	—	—	—	15,020	15,020
Balances, June 30, 2023	24,836,862	$30	$(4,477)	$181,042	$236,594	$413,189

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361
Share based compensation	7,350	—	—	174	—	174
Purchase of treasury stock	—	—	(3,505)	—	—	(3,505)
Net income	—	—	—	—	16,189	16,189
Balances, June 30, 2024	24,860,090	$31	$(9,853)	$181,954	$291,087	$463,219

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed on March 15, 2024. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Significant estimates made in connection with the accompanying condensed financial statements primarily relate to the determination and valuation of accounts receivable, loans to mobile home parks, consumer loans receivable, other notes receivable, loans to dealers, inventory obsolescence, income taxes, fair value of financial instruments and contingent liabilities. Actual results could differ from these estimates.

Segment

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On June 30, 2024, December 31, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $601, $651 and $279, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement, the title for the mobile homes remains with the Company, and the lease is accounted for as an operating lease.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Our typical lease agreement is for 96 months or 120 months. It requires the lessee to maintain the home and to return the home to us at the end of the lease in good condition. It provides the lessee with a termination option for a fee, an option to extend the lease and a purchase option at fair market value.

The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels. Depreciation expense for the leased property was $169 and $157 for the three months ended June 30, 2024 and 2023, respectively, and $294 and $317 for the six months ended June 30, 2024 and 2023, respectively.

Future minimum lease income under all operating leases for each of the next five years at June 30, 2024, is as follows:

2024	$601
2025	1,202
2026	1,202
2027	1,029
2028	841
Thereafter	578
Total	$5,453

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

The following table summarizes activity within the warranty liability for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$3,314	$3,057	$2,910	$3,049
Product warranty reserve accrued (released)	(579)	537	257	1,174
Warranty costs incurred	(381)	(765)	(813)	(1,394)
Warranty liability, end of period	$2,354	$2,829	$2,354	$2,829

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $381 and $765 for the three months ended June 30, 2024 and 2023, respectively, and $813 and $1,394 for the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024 and 2023, total cost of product sales included $1,340 and $3,949 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the six months ended June 30, 2024 and 2023, total cost of product sales included $2,748 and $6,573 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

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

Sales Concentration. The following table presents mobile home park (“MHP”) sales to independent third parties and their affiliates that are greater than 5.0% of our total product sales for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		Product		Product		Product		Product
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
Independent 3rd party	$2,471	7.8	$3,886	9.6	$5,450	8.7	9,534	11.8
Independent 3rd party	2,114	6.7	2,092	5.2	3,677	5.9

No other MHP customer accounted for more than 5.0% of our total product sales.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales:
Direct sales	$3,372	$3,752	$5,167	$11,178
Commercial sales	11,248	15,893	24,850	31,458
Inventory finance sales	9,154	15,675	17,618	29,290
Retail store sales	4,441	4,282	9,236	8,248
Other product sales (1)	3,437	2,714	5,613	5,323
Total product sales	31,652	42,316	62,484	85,497
Consumer, MHP and dealer loans interest:
Interest - consumer installment notes	5,155	4,825	10,255	9,482
Interest - MHP notes	3,987	3,663	8,595	6,711
Interest - dealer finance notes	702	—	1,627	—
Total consumer, MHP and dealer loans interest	9,844	8,488	20,477	16,193
Other	999	1,832	2,777	3,803
Total net revenue	$42,495	$52,636	$85,738	$105,493
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.2% as of June 30, 2024 and December 31, 2023. Consumer loans receivable have maturities that range from 2 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $11,785 and $10,104 as of June 30, 2024 and December 31, 2023, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance as the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $3,296 and $2,215 as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of June 30,	As of December 31,
	2024	2023
Consumer loans receivable	$164,750	$159,738
Loan discount and deferred financing fees	(2,421)	(2,473)
Allowance for loan losses	(526)	(765)
Consumer loans receivable, net	$161,803	$156,500

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$564	$816	$765	$830
Provision for loan losses	(154)	7	(421)	(63)
(Charge offs) recoveries	116	44	182	100
Allowance for loan losses, end of period	$526	$867	$526	$867

The following table presents impaired and general reserve for allowance for loan losses:

	As of June 30,	As of December 31,
	2024	2023
Total consumer loans	$164,750	$159,738
Allowance for loan losses	$526	$765
Impaired loans individually evaluated for impairment	$2,250	$1,565
Specific reserve against impaired loans	$516	$562
Other loans collectively evaluated for allowance	$162,500	$158,173
General allowance for loan losses	$10	$203

As of June 30, 2024 and December 31, 2023, the total principal outstanding for consumer loans on nonaccrual status was $2,250 and $1,565, respectively. A detailed aging of consumer loans receivable that are past due is as follows:

	As of June 30,		As of December 31,
	2024	%	2023	%
Total consumer loans receivable	$164,750	100.0	$159,738	100.0
Past due consumer loans:
31 - 60 days past due	$1,251	0.8	$624	0.4
61 - 90 days past due	628	0.4	149	0.1
91 - 120 days past due	443	0.3	123	0.1
Greater than 120 days past due	1,807	1.1	1,449	0.9
Total past due	$4,129	2.6	$2,345	1.5

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$14,549	$30,279	$23,758	$20,177	$12,578	$59,279	$160,620%	97.5
30-90 days past due	—	568	258	322	—	732	1,880	1.1
> 90 days past due	—	155	321	812	104	858	2,250	1.4
Total	$14,549	$31,002	$24,337	$21,311	$12,682	$60,869	$164,750%	100.0

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 6.9% to 12.5%, excluding the Default Loans defined below. The average interest rate per loan, excluding the Default Loans below, was approximately 8.0% as of June 30, 2024 and December 31, 2023, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers with substantial financial resources.

As of June 30, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 23.8%, 14.9% and 13.3% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.5%, 17.9% and 14.0% of the principal balance outstanding, all of which was secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of June 30, 2024 and December 31, 2023, the MHP Notes balance is presented net of unamortized finance fees of $1,232 and $1,565, respectively. The finance fees are amortized over the life of the MHP Notes.

As of June 30, 2024 and December 31, 2023 there were past due balances of $156 and $98, respectively, on the MHP Notes excluding the Default Loans, as defined below. For the three months ended June 30, 2024 and 2023, there were no charge offs recorded for MHP Notes. For the six months ended June 30, 2024 and 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $711 and $735 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Approximately $49 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $32 million of these notes currently is in default (the “Default Loans”) and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of June 30, 2024 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral. The Company accelerated the Default Loans at the end of January, 2024. Upon acceleration, the loans accrue interest at a rate of 17.5% and are due on demand. At June 30, 2024 the Default Loans are presented on the accompanying balance sheets under the heading Current assets, with $21 million in Current portion of notes receivable from mobile home parks (“MHP”) and $11 million in Current portion of other notes receivable. During

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

the three months ended March 31, 2024, the Company foreclosed on property of $1.1 million and homes of $1.2 million that are included on the accompanying balance sheets in Property, plant and equipment, net and Other assets, respectively. During the three months ended June 30, 2024, the Company foreclosed on homes of $4.3 million that are included on the accompanying balance sheets in Other assets. On July 27, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the borrowers and guarantors. This Settlement Agreement is described in more detail in Note 19, Subsequent Events, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended June 30, 2024.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Outstanding principal balance	$184,730	$184,280
Loan discount and deferred financing fees	(1,232)	(1,565)
Allowance for loan losses	(711)	(735)
Total	$182,787	$181,980

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$616	$205	$735	$—
Provision for loan losses	95	153	(24)	358
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$711	$358	$711	$358

The following table presents impaired and general reserve for allowance for loan losses at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Total MHP loans	$184,730	$184,280
Allowance for loan losses	711	735
Impaired loans individually evaluated for impairment	25,368	31,215
Specific reserve against impaired loans	—	5
Other loans collectively evaluated for allowance	159,363	153,065
General allowance for loan losses	711	730

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$18,245	$42,870	$42,538	$24,523	$28,926	$3,655	$160,757%	87.0
30-90 days past due	—	1,271	1,760	—	—	—	3,031	1.7
> 90 days past due	—	10,381	2,903	7,203	455	—	20,942	11.3
Total	$18,245	$54,522	$47,201	$31,726	$29,381	$3,655	$184,730%	100.0

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

As of June 30, 2024 and December 31, 2023 there were past due balances of $544 and $22, respectively, on the other notes excluding the Default Loans, as defined below. For the three months ended June 30, 2024 and 2023, there were no charge offs recorded for other notes. For the six months ended June 30, 2024 and 2023, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $211 and $236 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the impaired balance of other notes was $104 and $84, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Approximately $49 million of MHP Notes and Other notes receivable is with borrowers either owned or operated by one individual. Approximately $32 million of these notes currently is in default (the “Default Loans”) and is the subject of ongoing litigation in which the Company is the plaintiff. These notes are collateralized by mobile homes and land and are personally guaranteed by multiple borrowers. The Company evaluated the recoverability of these notes as of June 30, 2024 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral. The Company accelerated the Default Loans at the end of January, 2024. Upon acceleration, the loans accrue interest at a rate of 17.5% and are due on demand. At June 30, 2024 the Default Loans are presented on the accompanying balance sheets under the heading Current assets, with $21 million in Current portion of notes receivable from mobile home parks (“MHP”) and $11 million in Current portion of other notes receivable. During the three months ended March 31, 2024, the Company foreclosed on property of $1.1 million and homes of $1.2 million that are included on the accompanying balance sheets in Property, plant and equipment, net and Other assets, respectively. During the three months ended June 30, 2024, the Company foreclosed on homes of $4.3 million that are included on the accompanying balance sheets in Other assets. On July 27, 2024, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with the borrowers and guarantors. This Settlement Agreement is

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

described in more detail in Note 19, Subsequent Events, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended June 30, 2024.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Outstanding principal balance	$31,330	$35,353
Loan discount and deferred financing fees	(277)	(527)
Allowance for loan losses	(211)	(236)
Total	$30,842	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$176	$433	$236	$—
Provision for loan losses	35	(202)	(25)	231
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$211	$231	$211	$231

The following table presents impaired and general reserve for allowance for loan losses at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Total Other notes receivable	$31,330	$35,353
Allowance for loan losses	211	236
Impaired loans individually evaluated for impairment	25,362	25,135
Specific reserve against impaired loans	104	84
Other notes receivable collectively evaluated for allowance	5,968	10,218
General allowance for loan losses	107	152

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$1,200	$16,940	$—	$174	$300	$41	$18,655%	59.5
30-90 days past due	—	—	466	—	—	57	523	1.7
> 90 days past due	—	11,274	229	649	—	—	12,152	38.8
Total	$1,200	$28,214	$695	$823	$300	$98	$31,330%	100.0

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

Dealer financed notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Outstanding principal balance	$33,162	$32,980
Allowance for loan losses	(175)	(442)
Total	$32,987	$32,538

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$166	$273	$442	$13
Provision for loan losses	9	46	(267)	306
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$175	$319	$175	$319

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. As of June 30, 2024, the remaining weighted-average lease term is 3.57 years and the weighted-average discount rate is 2.10%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the year ended June 30, 2024.

Short-term leases, those with a term of 12 months or less, are not recorded on our balance sheet. Our short-term lease costs were not material for the year ended June 30, 2024.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

As of June 30, 2024, present value of future lease payments under our operating lease liabilities were as follows:

2024	$249
2025	494
2026	431
2027	345
2028	145
Thereafter	—
Total lease payments	$1,664
Less amount representing interest	(32)
Total lease liability	$1,632
Less current lease liability	(475)
Total non-current lease liability	$1,157

8. INVENTORIES

Inventories consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Raw materials	$12,449	$13,506
Work in progress	808	552
Finished goods	27,389	26,911
Total	$40,646	$40,969

Finished goods expected to be held for more than twelve months is classified as long-term and represented $9,650 and $7,793 as of June 30, 2024 and December 31, 2023, respectively. The Company has an inventory allowance of $613 and $439 as of June 30, 2024 and December 31, 2023, respectively, for finished goods expected to be held for more than twelve months.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Land	$15,792	$14,953
Buildings and leasehold improvements	13,300	13,419
Construction in Progress	13,571	11,576
Vehicles	1,556	1,571
Machinery and equipment	6,926	6,527
Furniture and fixtures	336	329
Total	51,481	48,375
Less accumulated depreciation	(11,021)	(10,495)
Total property, plant and equipment	$40,460	$37,880

Depreciation expense was $454 with $167 included as a component of cost of product sales for the three months ended June 30, 2024, and $269 with $124 included as a component of cost of product sales for the three months ended June 30, 2023. Depreciation expense was $857 with $325 included as a component of cost of product sales for the six months ended June 30, 2024, and $540 with $249 included as a component of cost of product sales for the six months ended June 30, 2023.

10. OTHER ASSETS

Other assets consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Prepaid rent	$349	$349
Other	7	7
Repossessed homes	8,842	2,215
Total	$9,198	$2,571

Repossessed homes balance as of June 30, 2024 includes $3,296 for homes repossessed from the consumer loan portfolio and $5,546 for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2023 includes $2,215 for homes repossessed from the consumer loan portfolio.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Warranty reserve	$2,354	$2,910
Litigation reserve	550	990
Payroll	951	879
Portfolio taxes and title	2,687	2,234
Property tax	961	1,018
Dealer rebates	1,028	1,040
Sales tax	169	190
Federal and state income taxes	1,569	3,759
Other	2,797	5,484
Total accrued liabilities	$13,066	$18,504

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

For the three months ended June 30, 2024, interest expense under the Revolver was $235, and for the three months ended June 30, 2023, interest expense under the prior line of credit was $195. For the six months ended June 30, 2024, interest expense under the Revolver was $511, and for the six months ended June 30, 2023, interest expense under the prior line of credit was $285. The outstanding balance of the Revolver as of June 30, 2024 and December 31, 2023 was $11,861 and $23,680, respectively. The interest rate in effect as of June 30, 2024 and December 31, 2023 for the Revolver was 7.67% and 7.95%, respectively. The amount of available credit under the Revolver was $38,139 and $26,320 as of June 30, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

13. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2024, the Company had 8.7 million shares available for grant under the Plan.

Restricted Stock

The following is a summary of restricted stock award activity for the year ended December 31, 2023 and the three and six months ended June 30, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2023	42	$6.93
Granted	1	$23.26
Vested	(18)	$14.98
Canceled	(17)	$13.63
Nonvested, December 31, 2023	8	$17.09

Nonvested, January 1, 2024	8	$17.09
Granted	-	$-
Vested	-	$-
Canceled	-	$-
Nonvested, March 31, 2024	8	$17.09

Nonvested, March 31, 2024	8	$17.09
Granted	-	$-
Vested	(7)	$16.01
Canceled	-	$-
Nonvested, June 30, 2024	1	$23.26

As of June 30, 2024, approximately 1,000 shares of restricted stock remained unvested. Unrecognized compensation expense related to these restricted stock awards at June 30, 2024 was $8 and is expected to be recognized over 0.21 years. Compensation expense for restricted stock awards for the three months ended June 30, 2024 and 2023 was $27 and $67, respectively, and for the six months ended June 30, 2024 and 2023 was $64 and $133, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Stock Options

The following is a summary of option award activity for the year ended December 31, 2023 and the three and six months ended June 30, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	43	$22.94	$15.32	4.70
Exercised	(6)	$16.01	$8.57	—
Forfeited	(56)	$16.01	$8.57	—
Outstanding, December 31, 2023	1,006	$41.35	$5.22	8.28	$
Exercisable, December 31, 2023	96	$42.18	$4.76	8.44		$—

Outstanding, January 1, 2024	1,006	$41.35	$5.22	8.28
Granted	—	$—	$—	—
Exercised	(6)	$16.01	$8.57	—
Forfeited	—	$-	$-	—
Outstanding, March 31, 2024	1,000	$41.51	$5.20	8.03	$
Exercisable, March 31, 2024	90	$44.00	$4.49	8.44		$—

Outstanding, March 31, 2024	1,000	$41.51	$5.20	8.03
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$-	$-	—
Outstanding, June 30, 2024	1,000	$41.51	$5.20	7.78	$
Exercisable, June 30, 2024	191	$42.59	$4.86	7.85		$45

As of June 30, 2024, approximately 809,000 options remained nonvested. Unrecognized compensation expense related to these options at June 30, 2024 was $4,185 and is expected to be recognized over 7.8 years. Compensation expense for stock option awards for the three months ended June 30, 2024 and 2023 was $147 and $129, respectively, and for the six months ended June 30, 2024 and 2023 was $295 and $255, respectively.

14. INCOME TAXES

The provision for income tax expense for the three months ended June 30, 2024 and 2023 was $3,607 and $3,070 respectively, and for the six months ended June 30, 2024 and 2023 was $6,980 and $6,505 respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.2% and 17.0%, respectively, and for the six months ended June 30, 2024 and 2023 was 18.2% and 17.2%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

15. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of June 30, 2024 and December 31, 2023, the Company accrued a $222 and $242 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $1,040 and $3,030 at June 30, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of June 30, 2024 and December 31, 2023.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended June 30, 2024 and 2023 was $161 and $141, respectively, and for the six months ended June 30, 2024 and 2023 was $320 and $323, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended June 30, 2024 and 2023 was approximately $60 and $39, respectively, and for the six months ended June 30, 2024 and 2023 was approximately $114 and $95, respectively. See Note 7 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $550 and $990 as of June 30, 2024 and December 31, 2023, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios as of June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Consumer loan portfolio, fair value	$157,098	$155,146
Consumer loan portfolio, book value	161,803	156,499
Fixed rate MHP Notes, fair value	149,735	176,270
Fixed rate MHP Notes, book value	149,801	178,724
Fixed rate other notes, fair value	24,662	34,340
Fixed rate other notes, book value	24,693	34,590

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (in 000's)	$16,189	$15,020	$31,329	$31,296
Denominator:
Basic weighted-average common shares outstanding	24,165,320	24,380,894	24,279,038	24,377,803
Effect of dilutive securities:
Restricted stock grants	366	10,446	279	8,311
Stock options	615,217	710,597	620,299	699,044
Diluted weighted-average common shares outstanding	24,780,903	25,101,937	24,899,616	25,085,158
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.67	$0.62	$1.29	$1.28
Diluted	$0.65	$0.60	$1.26	$1.25

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 170,342 shares for $3.5 million in the open market during the three months ended June 30, 2024, and we repurchased 261,529 shares for $5.4 million in the open market during the six months ended June 30, 2024. As of June 30, 2024, we had a remaining authorization of approximately $4.6 million. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program.

18. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $325 and $403 as of June 30, 2024 and December 31, 2023, respectively. Accounts payable balances due to Bell were $60 and $18 as of June 30, 2024 and December 31, 2023, respectively. Home sales to Bell were $1,312 and $1,507 for the three months ended June 30, 2024 and 2023, respectively, and were $2,431 and $1,987 for the six months ended June 30, 2024 and 2023, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $349 and $143 as of June 30, 2024 and December 31, 2023, respectively. Accounts payable balances due to Shipley were $68 and $67 as of June 30, 2024 and December 31, 2023. Home sales to Shipley were $1,361 and $252 for the three months ended June 30, 2024 and 2023, respectively, and were $1,660 and $622 for the six months ended June 30, 2024 and 2023, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

19. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of June 30, 2024 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements except those listed below.

As Legacy Housing Corporation (“Legacy” or the “Company”) previously disclosed, in a Form 10-K for the fiscal year ended December 31, 2023, and a Form 10-Q for the quarterly period ended March 31, 2024, Legacy and numerous entities owned or operated by one individual (the “Makers”) previously entered into several Promissory Notes (the “Notes”) valued at approximately $55 million. In January 2024, the Makers defaulted on, and Legacy accelerated, a portion of the Notes valued at approximately $37 million. The Notes were secured by mobile homes and mobile-home parks located in Texas, Mississippi, and Louisiana, and personally guaranteed by individuals (the “Personal Guarantors”). In the first and second quarters of 2024, Legacy filed several lawsuits against the Makers and the Personal Guarantors and aggressively pursued the collateral.

On July 27, 2024, Legacy, the Makers, and the Personal Guarantors entered into a Settlement Agreement and Release (the “Agreement”). The parties to the Agreement are Legacy, Legacy’s Executive Chairman, Curtis D. Hodgson (collectively, the “Plaintiffs”), William Rodwell, Cynthia Rodwell, Tony Hartsgrove, Robert T. Hutson II, Yakov Plotnikov, Eric D. Wooten (collectively, the “Individual Defendants”), Cleveland MHC, LLC (“Cleveland”), Country Aire Homes of LA, LLC, Forest Hollow, LLC (“Forest Hollow”), Gulf Stream Homes of LA, LLC, Gulf Stream Homes of MS, LLC, Stellar GS Homes, LLC, SINOP GS Homes, LLC, Gulf Stream Manor Phase 2 Homes, LLC, Iowa Homes, LLC, Southern Pointe Homes, LLC, Southern Pointe Investments, LLC, Southern Pointe Investments II, LLC, Stellar GS Homes LLC, and Country Aire MHP LLC (collectively, the “Entity Defendants”).

As consideration for the mutual releases contained in the Agreement:

●	Forest Hollow shall convey clear title, and the undisputed right to possess, all real and personal property located on or at the Forest Hollow Mobile Home Community, 6650 Broad Oak Street, Beaumont, TX 77713 (the “Forest Hollow Mobile Home Community”) to Legacy;
●	Cleveland shall convey clear title, and the undisputed right to possess, all real and personal property located on or at the Cleveland Mobile Home Community, 110 Old Hwy 49 S. Richland, MS 39218 (the “Cleveland Mobile Home Community”) to Legacy;
●	Cleveland and Forest Hollow shall assign all intangible assets, including all leases, contracts, and goodwill applicable or related to the real and personal property located on or at the Forest Hollow Mobile Home Community and the Cleveland Mobile Home Community to Legacy;
●	The Individual and Entity Defendants shall irrevocably waive any and all claims related to existing deposits; and
●	Legacy shall refinance the Entity and Individual Defendants’ remaining debt, pursuant to a new two-year, $48 million Promissory Note (the “New Note”), with the balance subject to change prior to closing.

The New Note shall be secured by a first priority interest in more than 1,000 mobile homes and two mobile-home parks located in Louisiana, and personal guarantees signed by the Individual Defendants. Legacy evaluated the recoverability of the Notes as of December 31, 2023, March 31, 2024, and June 30, 2024 and determined that a provision for expected loan losses was not necessary based on an analysis of the value of the collateral. The New Note is secured by the same Louisiana collateral as the old Notes, and while providing additional legal efficiencies. The Individual Defendants shall personally guarantee the New Note to the same extent they have personally guaranteed the Entity Defendants’ existing debt.

On August 6, 2024, the Board of Directors adopted a motion, pursuant to which Curtis Hodgson will remain Executive Chairman until the 2024 Annual Shareholders’ Meeting.

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

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company owned stores and also sold directly to manufactured home communities. We are the fourth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and the Institute for Building Technology and Safety for the twelve month period ending December 31, 2023. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. For the three and six months ended June 30, 2024, we sold 578 and 1,223 home sections, respectively (which are entire modules or single floors). For the three and six months ended June 30, 2023, we sold 793 and 1,603 home sections, respectively

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

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

Our homes are marketed under our premier “Legacy” brand name and, as of June 30, 2024, are sold to consumers, primarily in over 15 states through a network of independent retail locations, 13 company owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. For the six months ended June 30, 2024, approximately 49% of our manufactured homes were sold in Texas, followed by 12% in North Carolina, 9% in Georgia, 7% in Oklahoma, and 4% in Michigan. For the six months ended June 30, 2023, approximately 48% of our manufactured homes were sold in Texas, followed by 19% in Georgia, 7% in Louisiana, 4% in Florida, and 3% in Oklahoma.

We offer three types of financing solutions to our customers. We provide consumer financing for our products which are sold to end users through both independent and company owned retail locations. We provide inventory financing for our independent retailers who purchase homes from us and then sell them to consumers. We also provide financing solutions to manufactured housing community owners that buy our products for use in their manufactured housing communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have purchased several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2024, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$10,607	$14,822
Bexar County, Texas	69 Acres	November 2018	842	129	971
Horseshoe Bay, Texas	133 Acres	Various 2018-2019	2,639	2,373	5,012
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	411	1,961
			$11,006	$13,572	$24,578

●	We also expect to provide financing solutions to owners of manufactured housing communities in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment and competitive the gross margins on the sale of homes to these new manufactured housing communities.
●	Inflation recently was near its highest rate in the U.S. over the last 30 years. Our ability to maintain gross margins can be impacted adversely by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers and community developers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance will be impacted by our ability to fulfill orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has unutilized space available and, with additional investment, we can add capacity to increase the number of homes that we can manufacture in that facility. Our future levels of production will depend in part, on our ability to anticipate sales volumes and product mix, to schedule production efficiently, to maintain proper equipment and to manage levels of inventory and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended June 30, 2024 and 2023 (in thousands)

	Three months ended
	June 30,
	2024	2023	$ change	% change
Net revenue:
Product sales	$31,652	$42,316	$(10,664)	(25.2)%
Consumer, MHP and dealer loans interest	9,844	8,488	1,356	16.0%
Other	999	1,832	(833)	(45.5)%
Total net revenue	42,495	52,636	(10,141)	(19.3)%
Operating expenses:
Cost of product sales	21,558	29,709	(8,151)	(27.4)%
Selling, general administrative expenses	5,574	5,527	47	0.9%
Dealer incentive	(667)	(100)	(567)	567.0%
Total operating expenses	26,465	35,136	(8,671)	(24.7)%
Income from operations	16,030	17,500	(1,470)	(8.4)%
Other income (expense)
Non‑operating interest income	986	626	360	57.5%
Miscellaneous, net	3,015	159	2,856	1,796.2%
Interest expense	(235)	(195)	(40)	20.5%
Total other	3,766	590	3,176	538.3%
Income before income tax expense	19,796	18,090	1,706	9.4%
Income tax expense	(3,607)	(3,070)	(537)	17.5%
Net income	$16,189	$15,020	$1,169	7.8%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $10.7 million, or 25.2%, during the three months ended June 30, 2024 as compared to the same period in 2023. This decrease was driven by an industry wide decrease in unit volumes shipped, primarily in direct sales, mobile home park sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$31,652	$42,316	$(10,664)	(25.2)%
Total units sold	514	678	(164)	(24.2)%
Net revenue per unit sold	$61.6	$62.4	$(1)	(1.3)%

For the three months ended June 30, 2024, our net revenue per product sold decreased primarily due to a shift in product mix to smaller units. We had decreases in direct sales, commercial sales and inventory finance sales, partially offset by an increase in retail store sales and other product sales. Direct sales decreased $0.4 million, or 10.1% during the three months ended June 30, 2024 as compared to the same period in 2023. Commercial sales decreased $4.6 million, or 29.2% during the three months ended June 30, 2024 as compared to the same period in 2023. Inventory finance sales to dealers decreased $6.5 million, or 41.6% during the three months ended June 30, 2024 as compared to the same period in 2023. Retail store sales increased $0.2 million, or 3.7% during the three months ended June 30, 2024 as compared to the same period in 2023. Our revenue has decreased primarily due to a lower volume of shipments, a shift in product mix generally to smaller units and a slowdown in our dealer and mobile home park sales. Our current business is dependent on dealer sales, as reflected in direct sales and inventory finance sales, and our sales have slowed due to high levels of inventory on dealer lots and seasonality. Our retail sales have improved as we have focused on improving the performance of our company owned stores. Our mobile home park business has been impacted by higher interest rates, and transaction volumes and new development have declined.

Consumer, MHP and dealer loans interest income increased $1.4 million, or 16.0%, during the three months ended June 30, 2024 as compared to the same period in 2023 due to growth in our loan portfolios. Between June 30, 2024 and June 30, 2023 our consumer loan portfolio increased by $15.8 million, our MHP loan portfolio increased by $16.6 million, and our dealer finance notes increased by $0.9 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income and decreased $0.8 million, or 45.5%, during the three months ended June 30, 2024 as compared to the same period in 2023. This decrease was primarily due to a $1.0 million decrease in dealer finance fees, a $0.2 million decrease in commercial lease rents, partially offset by a $0.4 million increase in other miscellaneous revenue.

The cost of product sales decreased $8.2 million, or 27.4%, during the three months ended June 30, 2024 as compared to the same period in 2023. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses remained flat during the three months ended June 30, 2024 as compared to the same period in 2023. We had a $0.8 million decrease in warranty costs and a $0.7 million decrease in payroll and related expense, a $0.2 million decrease in bad debt expense, offset by a $0.8 million increase in legal expense, a $0.4 million increase in property tax expense a $0.2 million increase in loan loss provision, and a $0.1 million increase in marketing expense and a net $0.2 million in other miscellaneous expense.

Dealer incentive expense decreased $0.6 million during the three months ended June 30, 2024 as compared to the same period in 2023.

Other income (expense) increased $3.2 million, or 538.3%, during the three months ended June 30, 2024 as compared to the same period in 2023.  There was (i) an increase of $2.6 million in miscellaneous income as a result of a gain of $1.3 million on the sale of real property in Georgia and a reversal of $1.3 million of accrued liabilities, (ii) an increase of $0.3 million in other miscellaneous income, and (iii) an increase of $0.3 million in interest income for other notes receivable net of allowances.

Income tax increased $0.5 million during the three months ended June 30, 2024 as compared to the same period in 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.2% and 17.0%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Comparison of Six Months ended June 30, 2024 and 2023 (in thousands)

	Six months ended
	June 30,
	2024	2023	$ change	% change
Net revenue:
Product sales	$62,484	$85,497	$(23,013)	(26.9)%
Consumer, MHP and dealer loans interest	20,477	16,193	4,284	26.5%
Other	2,777	3,803	(1,026)	(27.0)%
Total net revenue	85,738	105,493	(19,755)	(18.7)%
Operating expenses:
Cost of product sales	42,024	58,670	(16,646)	(28.4)%
Selling, general administrative expenses	11,463	10,938	525	4.8%
Dealer incentive	(529)	32	(561)	(1,753.1)%
Total operating expenses	52,958	69,640	(16,682)	(24.0)%
Income from operations	32,780	35,853	(3,073)	(8.6)%
Other income (expense)
Non‑operating interest income	2,288	1,321	967	73.2%
Miscellaneous, net	3,752	912	2,840	311.4%
Interest expense	(511)	(285)	(226)	79.3%
Total other	5,529	1,948	3,581	183.8%
Income before income tax expense	38,309	37,801	508	1.3%
Income tax expense	(6,980)	(6,505)	(475)	7.3%
Net income	$31,329	$31,296	$33	0.1%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $23.0 million, or 26.9%, during the six months ended June 30, 2024 as compared to the same period in 2023. This decrease was driven by an industry wide decrease in unit volumes shipped, primarily in direct sales, mobile home park sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following during six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	($ in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$62,484	$85,497	$(23,013)	(26.9)%
Total units sold	1,061	1,366	(305)	(22.3)%
Net revenue per unit sold	$58.9	$62.6	$(3.7)	(5.9)%

For the six months ended June 30, 2024, our net revenue per product sold decreased primarily due to a shift in product mix to smaller units and to a large sale of homes in the first quarter of 2024 from our leased home portfolio to a mobile home park customer at a lower than average price than our typical new home. We had decreases in direct sales, commercial sales and inventory finance sales, partially offset by an increase in retail store sales and other product sales. Direct sales decreased $6.0 million, or 53.8% during the six months ended June 30, 2024 as compared to the same period in 2023. Commercial sales decreased $6.6 million, or 21.0% during the six months ended June 30, 2024 as compared to the same period in 2023. Inventory finance sales to dealers decreased $11.7 million, or 39.9% during the six months ended June 30, 2024 as compared to the same period in 2023. Retail store sales increased $1.0 million, or 12.0% during the six months ended June 30, 2024 as compared to the same period in 2023. Our revenue has decreased primarily due to a lower volume of shipments, a shift in product mix generally to smaller units and a slowdown in our dealer and mobile home park sales. Our current business is dependent on dealer sales, as reflected in direct sales and inventory finance sales, and our sales have slowed due to high levels of inventory on dealer lots and seasonality. Our retail sales have improved as we have focused on improving the performance of our company owned stores. Our mobile home park business has been impacted by higher interest rates, and transaction volumes and new development have declined.

Consumer, MHP and dealer loans interest income increased $4.3 million, or 26.5%, during the six months ended June 30, 2024 as compared to the same period in 2023 due to growth in our loan portfolios. Between June 30, 2024 and June 30, 2023 our consumer loan portfolio increased by $15.8 million, our MHP loan portfolio increased by $16.6 million, and our dealer finance notes increased by $0.9 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, service fees and other miscellaneous income and decreased $1.0 million, or 27.0%, during the six months ended June 30, 2024 as compared to the same period in 2023. This decrease was primarily due to a $2.0 million decrease in dealer finance fees, a $0.3 million decrease in commercial lease rents, partially offset by a $1.1 million increase in forfeited deposits and a $0.2 million increase in other miscellaneous revenue.

The cost of product sales decreased $16.6 million, or 28.4%, during the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in costs is primarily related to the decrease in units sold.

Selling, general and administrative expenses increased $0.5 million, or 4.8%, during the six months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to a $1.0 million increase in legal expense, a $0.5 million increase in property tax expense, a $0.1 million increase in marketing expense, a $0.1 million increase in professional fees, and a net $0.1 million increase in other miscellaneous expense partially offset by a $0.7 million decrease in payroll and related expense, a $0.5 million decrease in warranty costs, and a $0.1 million decrease in loan loss provision.

Dealer incentive expense decreased $0.6 million during the six months ended June 30, 2024 as compared to the same period in 2023.

Other income (expense) increased $3.6 million, or 183.8%, during the six months ended June 30, 2024 as compared to the same period in 2023.  There was (i) an increase of $2.6 million in miscellaneous income as a result of a gain of $1.3 million on the sale of real property in Georgia and a reversal of $1.3 million of accrued liabilities, (ii) an increase of $0.6 million in interest income for other notes receivable net of allowances, (iii) an increase of $0.6 million in other miscellaneous income, and (iii) an increase of $0.2 million in interest expense.

Income tax increased $0.5 million during the six months ended June 30, 2024 as compared to the same period in 2023. The effective tax rate for the six months ended June 30, 2024 and 2023 was 18.2% and 17.2%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at June 30, 2024, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of June 30, 2024, we had approximately $0.1 million in cash, compared to $0.7 million as of December 31, 2023. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2024	2023

Net cash provided by (used in) operating activities	$14,265	$(7,464)
Net cash provided by investing activities	$2,142	$3,937
Net cash (used in) provided by financing activities	$(17,095)	$2,240
Net change in cash	$(688)	$(1,287)
Cash at beginning of period	$748	$2,818
Cash at end of period	$60	$1,531

Comparison of Cash Flow Activities from June 30, 2024 to June 30, 2023

Net cash provided by operating activities was $14.3 million during the six months ended June 30, 2024, compared to net cash of $7.5 million used in operating activities during the six months ended June 30, 2023. This change was predominantly the result of decreased MHP loan originations net of collections, decreased consumer loan originations net of collections, and decreased dealer inventory loan originations net of collections.

Net cash provided by investing activities of $2.1 million during the six months ended June 30, 2024 was primarily attributable to $4.8 million of collections of loans we made to third parties for the development of manufactured housing parks and $1.6 million in proceeds from the sale of property, offset by $2.6 million used in improvements and development of property, plant and equipment and $1.7 million used to issue notes to third parties for the development of manufactured housing parks. Net cash provided by investing activities of $3.9 million during the six months ended June 30, 2023 was primarily attributable to $8.5 million received from the sale of treasury notes, $1.1 million received from the sale of leases homes, $0.9 million of collections of loans we made to third parties for the development of manufactured housing parks and $0.2 million of collections from other purchased loans, offset by $5.3 million of loans we made to third parties for the development of manufactured housing parks and $1.5 used in improvements and development of property, plant and equipment.

Net cash used in financing activities of $17.1 million during the six months ended June 30, 2024 was attributable to net payments of $11.8 million on our lines of credit, $5.4 million of stock repurchases and $0.1 million received from the exercise of stock options. Net cash provided by financing activities of $2.2 million during the six months ended June 30, 2023 was attributable to net proceeds of $2.2 million on our lines of credit.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 170,342 shares for $3.5 million in the open market during the three months ended June 30, 2024, and we repurchased 261,529 shares for $5.4 million in the open market during the six months ended June 30, 2024. As of June 30, 2024, we had a remaining authorization of approximately $4.6 million. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program.

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

For the three months ended June 30, 2024, interest expense under the Revolver was $235, and for the three months ended June 30, 2023, interest expense under the prior line of credit was $195. For the six months ended June 30, 2024, interest expense under the Revolver was $511, and for the six months ended June 30, 2023, interest expense under the prior line of credit was $285. The outstanding balance of the Revolver as of June 30, 2024 and December 31, 2023 was $11,861 and $23,680, respectively. The interest rate in effect as of June 30, 2024 and December 31, 2023 for the Revolver was 7.67% and 7.95%, respectively. The amount of available credit under the Revolver was $38,139 and $26,320 as of June 30, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2024:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2024	2025 - 2026	2027 - 2028	After 2028
Lines of credit	$11,861	—	—	11,861	—
Operating lease obligations	$1,664	249	925	490	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution that provides inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $1,040 and $3,030 as of June 30, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial, and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2024.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of June 30, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of June 30, 2024 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15 - Commitments and Contingencies in our June 30, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us during the three months ended June 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-30, 2024	170,342	$20.53	—	$—
May 1-31, 2024	—	—	—	—
June 1-30, 2024	—	—	—	—
(1)	All shares purchased in open market and not pursuant to a publicly announced plan or program

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, the officers and directors listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On May 15, 2024 Curtis D. Hodgson, the Company’s Executive Chairman of the Board, adopted a trading plan to sell up to 899,600 shares of the Company’s common stock from August 19, 2024 to August 15, 2025, subject to certain conditions.

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

LEGACY HOUSING CORPORATION

Date: August 8, 2024	By:	/s/ R. DUNCAN BATES
R. Duncan Bates
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ JEFFREY FIEDELMAN
Jeffrey Fiedelman
Chief Financial Officer