Form 10-Q
period 2024-09-30
Legacy Housing Corp
filed 2024-11-12
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 24,158,311 shares of Common Stock ($0.001 par value) outstanding as of November 6, 2024.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$570	$748
Accounts receivable, net	4,986	4,656
Current portion of contracts - dealer financed	31,690	32,538
Current portion of consumer loans receivable	8,372	7,682
Current portion of notes receivable from mobile home parks (“MHP”)	30,378	18,156
Current portion of other notes receivable	3,422	6,013
Inventories	29,223	33,176
Prepaid expenses and other current assets	3,846	4,915
Total current assets	112,487	107,884
Consumer loans receivable, net	158,449	148,818
Notes receivable from mobile home parks (“MHP”), net	171,106	163,824
Other notes receivable, net	4,424	28,577
Inventories, net	9,803	7,793
Other assets - leased mobile homes	4,549	7,601
ROU assets - operating leases	1,435	1,794
Other assets	9,888	2,571
Property, plant and equipment, net	49,264	37,880
Total assets	$521,405	$506,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,450	$4,090
Accrued liabilities	13,256	18,504
Customer deposits	2,489	4,146
Escrow liability	12,700	10,104
Operating lease obligation	478	489
Total current liabilities	32,373	37,333
Long‑term liabilities:
Operating lease obligation, less current portion	1,036	1,396
Lines of credit	2,111	23,680
Deferred income taxes, net	2,338	2,338
Dealer incentive liability	4,275	5,260
Total liabilities	42,133	70,007
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,865,906 and 24,843,494 issued and 24,158,311 and 24,398,429 outstanding at September 30, 2024 and December 31, 2023, respectively	31	30
Treasury stock at cost, 707,595 and 445,065 shares at September 30, 2024 and December 31, 2023, respectively	(9,875)	(4,477)
Additional paid-in-capital	182,226	181,424
Retained earnings	306,890	259,758
Total stockholders' equity	479,272	436,735
Total liabilities and stockholders' equity	$521,405	$506,742

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenue:
Product sales	$30,169	$37,008	$92,653	$122,505
Consumer, MHP and dealer loans interest	10,330	8,803	30,807	24,996
Other	3,767	4,126	6,544	7,929
Total net revenue	44,266	49,937	130,004	155,430
Operating expenses:
Cost of product sales	21,364	24,820	63,389	83,490
Cost of other sales	1,988	—	1,988	—
Selling, general and administrative expenses	6,065	6,108	17,528	17,046
Dealer incentive	(475)	(5)	(1,005)	27
Total operating expenses	28,942	30,923	81,900	100,563
Income from operations	15,324	19,014	48,104	54,867
Other income (expense):
Non‑operating interest income	(17)	794	2,270	2,115
Miscellaneous, net	4,193	(37)	7,945	875
Interest expense	(175)	(303)	(686)	(588)
Total other income	4,001	454	9,529	2,402
Income before income tax expense	19,325	19,468	57,633	57,269
Income tax expense	(3,522)	(3,380)	(10,502)	(9,885)
Net income	$15,803	$16,088	$47,131	$47,384
Weighted average shares outstanding:
Basic	24,154,779	24,391,797	24,237,405	24,382,519
Diluted	24,810,816	25,128,679	24,870,712	25,099,985
Net income per share:
Basic	$0.65	$0.66	$1.94	$1.94
Diluted	$0.64	$0.64	$1.90	$1.89

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$47,131	$47,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,402	1,279
Amortization of deferred revenue	(1,641)	(956)
Provision for accounts and notes receivable	(205)	955
Provision for long term inventory	234	15
Gain from sale of assets	(1,341)	(507)
Gain from loan settlements	(3,448)	—
Non-cash operating lease expense	(34)	(38)
Share based payment expense	604	586
Other non cash items	51	(35)
Changes in operating assets and liabilities:
Accounts receivable	(388)	490
Consumer loans activity, net	(10,058)	(12,199)
Notes receivable MHP activity, net	(3,765)	(36,868)
Dealer inventory loan activity, net	1,110	(2,831)
Inventories	1,709	(3,011)
Prepaid expenses and other current assets	1,116	(1,497)
Other assets - leased mobile homes	2,560	—
Other assets	(1,008)	(10)
Accounts payable and accrued liabilities	(5,903)	5,110
Right of use activity, net	21	25
Customer deposits	(1,658)	(3,839)
Escrow liability	2,596	1,355
Dealer incentive liability	(985)	(692)
Net cash provided by (used in) operating activities	28,100	(5,284)
Investing activities:
Purchases of property, plant and equipment	(7,323)	(4,572)
Proceeds from sale of leased property	—	1,108
Proceeds from sale of property	1,573	—
Sale of investments - treasury notes	—	8,500
Issuance of notes receivable	(1,700)	(13,946)
Notes receivable collections	5,775	1,028
Collections from purchased loans	164	326
Net cash (used in) investing activities	(1,511)	(7,556)
Financing activities:
Proceeds from exercise of stock options	200	100
Purchases of treasury stock	(5,398)	—
Proceeds from lines of credit	45,391	84,336
Payments on lines of credit	(66,960)	(73,868)
Net cash (used in) provided by financing activities	(26,767)	10,568
Net decrease in cash	(178)	(2,272)
Cash at beginning of period	748	2,819
Cash at end of period	$570	$547
Supplemental disclosure of cash flow information:
Cash paid for interest	$905	$272
Cash paid for taxes	$12,188	$10,512

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes (Note 1)	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation	8,571	—	—	191	—	191
Net income	—	—	—	—	16,276	16,276
Balances, March 31, 2023	24,823,266	$30	$(4,477)	$180,746	$221,574	$397,873
Share based compensation	7,350	—	—	196	—	196
Proceeds from exercise of stock options	6,246	—	—	100	—	100
Net income	—	—	—	—	15,020	15,020
Balances, June 30, 2023	24,836,862	$30	$(4,477)	$181,042	$236,594	$413,189
Share based compensation	—	—	—	199	—	199
Net income	—	—	—	—	16,088	16,088
Balances, September 30, 2023	24,836,862	$30	$(4,477)	$181,241	$252,682	$429,476

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361
Share based compensation	7,350	—	—	174	—	174
Purchase of treasury stock	—	—	(3,505)	—	—	(3,505)
Net income	—	—	—	—	16,189	16,189
Balances, June 30, 2024	24,860,090	$31	$(9,853)	$181,954	$291,087	$463,219
Share based compensation	(430)	—	—	172	—	172
Proceeds from exercise of stock options	6,246	—	—	100	—	100
Purchase of treasury stock	—	—	(22)	—	—	(22)
Net income	—	—	—	—	15,803	15,803
Balances, September 30, 2024	24,865,906	$31	$(9,875)	$182,226	$306,890	$479,272

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other period. The accompanying balance sheet as of December 31, 2023 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed on March 15, 2024. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

Consumer, MHP and dealer loans interest includes interest income from the consumer, MHP and dealer finance loan portfolios. Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income.

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. On September 30, 2024, December 31, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $709, $651 and $279, respectively.

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

Future minimum lease income under all operating leases for each of the next five years at September 30, 2024, is as follows:

2024	$291
2025	1,165
2026	1,165
2027	993
2028	821
Thereafter	578
Total	$5,013

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

The following table summarizes activity within the warranty liability for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty liability, beginning of period	$2,354	$2,829	$2,910	$3,049
Product warranty reserve accrued (released)	287	636	544	1,774
Warranty costs incurred	(474)	(666)	(1,287)	(2,024)
Warranty liability, end of period	$2,167	$2,799	$2,167	$2,799

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $474 and $666 for the three months ended September 30, 2024 and 2023, respectively, and $1,287 and $2,024 for the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, total cost of product sales included $1,450 and $3,285 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the nine months ended September 30, 2024 and 2023, total cost of product sales included $4,198 and $9,857 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied.

Sales Concentration. The following table presents mobile home park (“MHP”) sales to independent third parties and their affiliates that are greater than 5.0% of our total product sales for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
		% of		% of		% of		% of
		Product		Product		Product		Product
	Sales	Sales	Sales	Sales	Sales	Sales	Sales	Sales
Customer A	$1,628	5.4	$—	—	$5,212	5.6	—	—
Customer B	$—	—	$—	—	$5,450	5.9	—	—
Customer C	$—	—	$3,202	9.1	$—	—	—	—
Customer D	$—	—	$—	—	$—	—	10,135	8.8

No other MHP customer accounted for more than 5.0% of our total product sales.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales:
Direct sales	$2,075	$2,584	$7,242	$13,762
Commercial sales	12,509	14,089	37,359	45,547
Inventory finance sales	7,775	12,494	25,393	41,785
Retail store sales	5,715	5,455	14,951	13,703
Other product sales (1)	2,095	2,386	7,708	7,708
Total product sales	30,169	37,008	92,653	122,505
Consumer, MHP and dealer loans interest:
Interest - consumer installment notes	5,280	4,890	15,535	14,372
Interest - MHP notes	4,246	3,913	12,841	10,624
Interest - dealer finance notes	804	—	2,431	—
Total consumer, MHP and dealer loans interest	10,330	8,803	30,807	24,996
Other	3,767	4,126	6,544	7,929
Total net revenue	$44,266	$49,937	$130,004	$155,430
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% and 13.2% as of September 30, 2024 and December 31, 2023, respectively. Consumer loans receivable have maturities that range from 2 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $12,700 and $10,104 as of September 30, 2024 and December 31, 2023, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance as the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $3,986 and $2,215 as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets in the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of September 30,	As of December 31,
	2024	2023
Consumer loans receivable	$169,903	$159,738
Loan discount and deferred financing fees	(2,414)	(2,473)
Allowance for loan losses	(668)	(765)
Consumer loans receivable, net	$166,821	$156,500

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$526	$867	$765	$830
Provision for loan losses	77	(71)	(345)	(134)
(Charge offs) recoveries	65	(8)	248	92
Allowance for loan losses, end of period	$668	$788	$668	$788

The following table presents impaired and general reserve for allowance for loan losses:

	As of September 30,	As of December 31,
	2024	2023
Total consumer loans	$169,903	$159,738
Allowance for loan losses	$668	$765
Impaired loans individually evaluated for impairment	$2,961	$1,565
Specific reserve against impaired loans	$656	$562
Other loans collectively evaluated for allowance	$166,942	$158,173
General allowance for loan losses	$12	$203

As of September 30, 2024 and December 31, 2023, the total principal outstanding for consumer loans on nonaccrual status was $2,961 and $1,565, respectively. A detailed aging of consumer loans receivable that are past due is as follows:

	As of September 30,		As of December 31,
	2024	%	2023	%
Total consumer loans receivable	$169,903	100.0	$159,738	100.0
Past due consumer loans:
31 - 60 days past due	$1,329	0.8	$624	0.4
61 - 90 days past due	554	0.3	149	0.1
91 - 120 days past due	354	0.2	123	0.1
Greater than 120 days past due	2,607	1.5	1,449	0.9
Total past due	$4,844	2.8	$2,345	1.5

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

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$24,107	$29,216	$22,478	$19,410	$12,325	$57,523	$165,059%	97.2
30-90 days past due	141	276	831	326	—	310	1,884	1.1
> 90 days past due	—	520	365	1,075	104	896	2,960	1.7
Total	$24,248	$30,012	$23,674	$20,811	$12,429	$58,729	$169,903%	100.0

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 6.9% to 12.0%. The average interest rate per loan was approximately 7.9% as of September 30, 2024 and December 31, 2023, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers with substantial financial resources.

As of September 30, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.1%, 17.3% and 12.0% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 17.9%, 24.5% and 14.0% of the principal balance outstanding, all of which were secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of September 30, 2024 and December 31, 2023, the MHP Notes balance is presented net of unamortized finance fees of $1,137 and $1,565, respectively. The finance fees are amortized over the life of the MHP Notes.

As of September 30, 2024, there were past due balances of $220 on MHP Notes. As of December 31, 2023, there were past due balances of $98 on the MHP Notes excluding any amounts attributed to the Notes, as defined below. For the three months ended September 30, 2024 and 2023, there were no charge offs recorded for MHP Notes. For the nine months ended September 30, 2024 and 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $753 and $735 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Settlement Agreement

As the Company previously disclosed, in a Form 10-K for the fiscal year ended December 31, 2023, and Forms 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, Legacy and numerous entities owned or operated by one individual (the “Makers”) previously entered into several Promissory Notes (the “Notes”) valued at approximately $55 million. In January 2024, the Makers defaulted on, and Legacy accelerated, a portion of the Notes valued at approximately $37 million. The Notes were secured by mobile homes and mobile-home parks located in Texas, Mississippi, and Louisiana, and personally guaranteed by individuals (the “Personal Guarantors”). In the first,

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

second and third quarters of 2024, Legacy filed several lawsuits against the Makers and the Personal Guarantors and aggressively pursued the collateral.

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

As consideration for the mutual releases contained in the Agreement:

●	Forest Hollow conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Forest Hollow Mobile Home Community, 6650 Broad Oak Street, Beaumont, TX 77713 (the “Forest Hollow Mobile Home Community”) to Legacy;
●	Cleveland conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Cleveland Mobile Home Community, 110 Old Hwy 49 S. Richland, MS 39218 (the “Cleveland Mobile Home Community”) to Legacy;
●	Cleveland and Forest Hollow assigned all intangible assets, including all leases, contracts, and goodwill applicable or related to the real and personal property located on or at the Forest Hollow Mobile Home Community and the Cleveland Mobile Home Community to Legacy;
●	The Individual and Entity Defendants irrevocably waived any and all claims related to existing deposits; and
●	Legacy refinanced the Entity and Individual Defendants’ remaining debt, pursuant to a new two-year, $48.6 million Promissory Note (the “New Note”).

The New Note is secured by a first priority interest in more than 1,000 mobile homes and two mobile-home parks located in Louisiana, and personal guarantees signed by the Individual Defendants. The New Note is secured by the same Louisiana collateral as the old Notes, while providing additional legal efficiencies. The Individual Defendants have personally guaranteed the New Note to the same extent they personally guaranteed the Entity Defendants’ prior debt.

The Company presents the entire New Note on the accompanying balance sheets under the heading Notes receivable from mobile home parks (“MHP”), and interest income associated with the New Note is presented on the accompanying statement of income under the heading Consumer, MHP and dealer loans interest. The prior debt was presented on Form 10-Q for the quarterly period ended June 30, 2024 on the balance sheets under the headings Current portion of notes receivable from mobile home parks (“MHP”), Notes receivable from mobile home parks, net, Current portion of other notes receivable and Other notes receivable, net. Interest income associated with the prior debt was presented on Form 10-Q for the quarterly period ended June 30, 2024 on the statements of income under the headings Consumer, MHP and dealer loans interest and Non-operating interest income.

The Company recorded the fair value of the real property from Cleveland and Forest Hollow on the accompanying balance sheets under the heading Property, plant and equipment, net. The Company recorded the fair value of the personal property from Cleveland and Forest Hollow on the accompanying balance sheets under the heading Other assets. The Agreement resulted in a gain for the Company of $3.4 million that is shown on the accompanying statements of income under the heading Other income (expense) for the nine months ended September 30, 2024.

The Company evaluated the recoverability of the New Note as of September 30, 2024 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Outstanding principal balance	$203,374	$184,280
Loan discount and deferred financing fees	(1,137)	(1,565)
Allowance for loan losses	(753)	(735)
Total	$201,484	$181,980

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$711	$358	$735	$—
Provision for loan losses	42	393	18	751
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$753	$751	$753	$751

The following table presents impaired and general reserve for allowance for loan losses at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Total MHP loans	$203,374	$184,280
Allowance for loan losses	753	735
Impaired loans individually evaluated for impairment	—	31,215
Specific reserve against impaired loans	—	5
Other loans collectively evaluated for allowance	203,374	153,065
General allowance for loan losses	753	730

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$78,028	$38,870	$33,940	$21,683	$24,607	$2,435	$199,563%	98.1
30-90 days past due	—	3,811	—	—	—	—	3,811	1.9
> 90 days past due	—	—	—	—	—	—	—	—
Total	$78,028	$42,681	$33,940	$21,683	$24,607	$2,435	$203,374%	100.0

5. OTHER NOTES RECEIVABLE

Other notes receivable relate to notes issued to mobile home park owners and dealers and are not directly tied to the sale of mobile homes. These other notes have varying maturity dates and generally require monthly principal and interest payments. They are collateralized by mortgages on real estate, mobile homes that we have financed for which

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

the borrower uses as offices, as well as vehicles. These notes typically are personally guaranteed by the borrowers. The interest rates on the other notes generally are fixed and range from 5.00% to 17.50%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience.

As of September 30, 2024, there were past due balances of $569 on other notes. As of December 31, 2023, there were past due balances of $22 on other notes, excluding any amounts attributable to the Notes, as described in Note 4, Notes Receivable from Mobile Home Parks, above. For the three months ended September 30, 2024 and 2023, there were no charge offs recorded for other notes. For the nine months ended September 30, 2024 and 2023, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $208 and $236 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the impaired balance of other notes was $88 and $84, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Note 4, Notes Receivable from Mobile Home Parks, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended September 30, 2024 provides details regarding a settlement agreement related to prior debt that was presented in Form 10-Q for the quarterly period ended June 30, 2024 on the balance sheets under the headings Current portion of notes receivable from mobile home parks (“MHP”), Notes receivable from mobile home parks, net, Current portion of other notes receivable and Other notes receivable, net.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Outstanding principal balance	$8,151	$35,353
Loan discount and deferred financing fees	(97)	(527)
Allowance for loan losses	(208)	(236)
Total	$7,846	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$211	$231	$236	$—
Provision for loan losses	(3)	(42)	(28)	189
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$208	$189	$208	$189

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents impaired and general reserve for allowance for loan losses at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Total Other notes receivable	$8,151	$35,353
Allowance for loan losses	208	236
Impaired loans individually evaluated for impairment	1,361	25,135
Specific reserve against impaired loans	88	84
Other notes receivable collectively evaluated for allowance	6,790	10,218
General allowance for loan losses	120	152

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$2,949	$3,338	$—	$166	$300	$37	$6,790%	83.3
30-90 days past due	—	—	—	—	—	—	—	—
> 90 days past due	—	—	655	649	—	57	1,361	16.7
Total	$2,949	$3,338	$655	$815	$300	$94	$8,151%	100.0

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

Dealer financed notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Outstanding principal balance	$31,869	$32,980
Allowance for loan losses	(179)	(442)
Total	$31,690	$32,538

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Allowance for loan losses, beginning of period	$175	$319	$442	$13
Provision for loan losses	4	129	(263)	435
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$179	$448	$179	$448

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. As of September 30, 2024, the remaining weighted-average lease term is 3.34 years and the weighted-average discount rate is 2.80%.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the three months ended September 30, 2024.

Short-term leases, those with a term of 12 months or less, are not recorded on our balance sheet. Our short-term lease costs were not material for the three months ended September 30, 2024.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

As of September 30, 2024, present value of future lease payments under our operating lease liabilities were as follows:

2024	$125
2025	494
2026	431
2027	345
2028	145
Thereafter	—
Total lease payments	$1,540
Less amount representing interest	(26)
Total lease liability	$1,514
Less current lease liability	(478)
Total non-current lease liability	$1,036

8. INVENTORIES

Inventories consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Raw materials	$11,973	$13,506
Work in progress	449	552
Finished goods	26,604	26,911
Total	$39,026	$40,969

Finished goods expected to be held for more than twelve months are classified as long-term and represented $9,803 and $7,793 as of September 30, 2024 and December 31, 2023, respectively. The Company has an inventory allowance of $673 and $439 as of September 30, 2024 and December 31, 2023, respectively, for finished goods classified as long-term.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Land	$20,475	$14,953
Buildings and leasehold improvements	13,237	13,419
Construction in Progress	17,855	11,576
Vehicles	1,556	1,571
Machinery and equipment	7,102	6,527
Furniture and fixtures	336	329
Total	60,561	48,375
Less accumulated depreciation	(11,297)	(10,495)
Total property, plant and equipment	$49,264	$37,880

Depreciation expense was $481 and $412 for the three months ended September 30, 2024 and 2023, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $168 and $127 as a component of cost of product sales for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1,337 and 1,235 for the nine months ended September 30, 2024 and 2023, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $494 and $377 as a component of cost of product sales for the nine months ended September 30, 2024 and 2023, respectively.

10. OTHER ASSETS

Other assets consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Prepaid rent	$349	$349
Other	7	7
Repossessed homes	9,532	2,215
Total	$9,888	$2,571

Repossessed homes balance as of September 30, 2024 includes $3,986 for homes repossessed from the consumer loan portfolio and $5,546 for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2023 includes $2,215 for homes repossessed from the consumer loan portfolio.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Warranty reserve	$2,167	$2,910
Litigation reserve	564	990
Payroll	1,637	879
Portfolio taxes and title	1,536	2,234
Property tax	889	1,018
Dealer rebates	973	1,040
Sales tax	182	190
Federal and state income taxes	2,079	3,759
Other	3,229	5,484
Total accrued liabilities	$13,256	$18,504

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

For the three months ended September 30, 2024, interest expense under the Revolver was $175, and for the three months ended September 30, 2023, interest expense under the Revolver and prior line of credit was $302. For the nine months ended September 30, 2024, interest expense under the Revolver was $686, and for the nine months ended September 30, 2023, interest expense under the Revolver and prior line of credit was $588. The outstanding balance of the Revolver as of September 30, 2024 and December 31, 2023 was $2,111 and $23,680, respectively. The interest rate in effect as of September 30, 2024 and December 31, 2023 for the Revolver was 7.61% and 7.95%, respectively. The amount of available credit under the Revolver was $47,889 and $26,320 as of September 30, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

13. SHARE-BASED COMPENSATION

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2024, the Company had 8.7 million shares available for grant under the Plan.

Restricted Stock

The following is a summary of restricted stock award activity for the year ended December 31, 2023 and the three and nine months ended September 30, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested, January 1, 2023	42	$6.93
Granted	1	$23.26
Vested	(18)	$14.98
Canceled	(17)	$13.63
Nonvested, December 31, 2023	8	$17.09

Nonvested, January 1, 2024	8	$17.09
Granted	-	$-
Vested	-	$-
Canceled	-	$-
Nonvested, March 31, 2024	8	$17.09

Nonvested, March 31, 2024	8	$17.09
Granted	-	$-
Vested	(7)	$16.01
Canceled	-	$-
Nonvested, June 30, 2024	1	$23.26

Nonvested, June 30, 2024	1	$23.26
Granted	-	$-
Vested	-	$-
Canceled	-	$-
Nonvested, September 30, 2024	1	$23.26

As of September 30, 2024, approximately 1,000 shares of restricted stock remained unvested. Unrecognized compensation expense related to these restricted stock awards at September 30, 2024 was $3 and is expected to be recognized over 0.08 years. Compensation expense for restricted stock awards for the three months ended September 30, 2024 and 2023 was $5 and $67, respectively, and for the nine months ended September 30, 2024 and 2023 was $69 and $200, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Stock Options

The following is a summary of option award activity for the year ended December 31, 2023 and the three and nine months ended September 30, 2024 (number of units in thousands except per unit data):

	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,025	$40.59	$4.99	9.44
Granted	43	$22.94	$15.32	4.70
Exercised	(6)	$16.01	$8.57	—
Forfeited	(56)	$16.01	$8.57	—
Outstanding, December 31, 2023	1,006	$41.35	$5.22	8.28	$
Exercisable, December 31, 2023	96	$42.18	$4.76	8.44		$—

Outstanding, January 1, 2024	1,006	$41.35	$5.22	8.28
Granted	—	$—	$—	—
Exercised	(6)	$16.01	$8.57	—
Forfeited	—	$—	$—	—
Outstanding, March 31, 2024	1,000	$41.51	$5.20	8.03	$
Exercisable, March 31, 2024	90	$44.00	$4.49	8.44		$—

Outstanding, March 31, 2024	1,000	$41.51	$5.20	8.03
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Forfeited	—	$—	$—	—
Outstanding, June 30, 2024	1,000	$41.51	$5.20	7.78	$
Exercisable, June 30, 2024	191	$42.59	$4.86	7.85		$45

Outstanding, June 30, 2024	1,000	$41.51	$5.20	7.78
Granted	19	$25.83	$19.12	4.85
Exercised	(6)	$16.01	$8.57	—
Forfeited	—	$—	$—	—
Outstanding, September 30, 2024	1,013	$41.37	$5.44	7.47	$
Exercisable, September 30, 2024	184	$43.49	$4.73	7.85		$21

As of September 30, 2024, approximately 829,000 options remained nonvested. Unrecognized compensation expense related to these options at September 30, 2024 was $4,387 and is expected to be recognized over 7.5 years. Compensation expense for stock option awards for the three months ended September 30, 2024 and 2023 was $168 and $131, respectively, and for the nine months ended September 30, 2024 and 2023 was $462 and $386, respectively.

14. INCOME TAXES

The provision for income tax expense for the three months ended September 30, 2024 and 2023 was $3,522 and $3,380 respectively, and for the nine months ended September 30, 2024 and 2023 was $10,502 and $9,885 respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was 18.2% and 17.4%, respectively, and for the nine months ended September 30, 2024 and 2023 was 18.2% and 17.3%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

15. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of September 30, 2024 and December 31, 2023, the Company accrued a $830 and $242 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $856 and $3,030 at September 30, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of September 30, 2024 and December 31, 2023.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended September 30, 2024 and 2023 was $160 and $159, respectively, and for the nine months ended September 30, 2024 and 2023 was $480 and $482, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended September 30, 2024 and 2023 was approximately $17 and $59, respectively, and for the nine months ended September 30, 2024 and 2023 was approximately $131 and $184, respectively. See Note 7 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $564 and $990 as of September 30, 2024 and December 31, 2023, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios as of September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Consumer loan portfolio, fair value	$158,887	$155,146
Consumer loan portfolio, book value	166,821	156,499
Fixed rate MHP Notes, fair value	164,340	176,270
Fixed rate MHP Notes, book value	165,891	178,724
Fixed rate other notes, fair value	7,345	34,340
Fixed rate other notes, book value	7,531	34,590

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (in 000's)	$15,803	$16,088	$47,131	$47,384
Denominator:
Basic weighted-average common shares outstanding	24,154,779	24,391,797	24,237,405	24,382,519
Effect of dilutive securities:
Restricted stock grants	636	13,755	410	10,206
Stock options	655,401	723,127	632,897	707,260
Diluted weighted-average common shares outstanding	24,810,816	25,128,679	24,870,712	25,099,985
Earnings per share attributable to Legacy Housing Corporation
Basic	$0.65	$0.66	$1.94	$1.94
Diluted	$0.64	$0.64	$1.90	$1.89

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 1,001 shares for $0.02 million in the open market during the three months ended September 30, 2024, and we repurchased 262,530 shares for $5.4 million in the open market during the nine months ended September 30, 2024. As of September 30, 2024, we had a remaining authorization of approximately $14.6 million. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program.

18. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $153 and $403 as of September 30, 2024 and December 31, 2023, respectively. Accounts payable balances due to Bell were $77 and $18 as of September 30, 2024 and December 31, 2023, respectively. Home sales to Bell were $452 and $1,163 for the three months ended September 30, 2024 and 2023, respectively, and were $2,883 and $3,150 for the nine months ended September 30, 2024 and 2023, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $76 and $143 as of September 30, 2024 and December 31, 2023, respectively. Accounts payable balances due to Shipley were $23 and $67 as of September 30, 2024 and December 31, 2023. Home sales to Shipley were $1,708 and $207 for the three months ended September 30, 2024 and 2023, respectively, and were $3,368 and $830 for the nine months ended September 30, 2024 and 2023, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

At September 30, 2024, the Company had a receivable of $31 from a principal shareholder. This amount is included in the Company’s accounts receivable balance as of September 30, 2024.

19. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2024 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements.

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

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company owned stores and also sold directly to manufactured home communities. We are the sixth largest producer of manufactured homes in the United States as ranked by the number of homes manufactured based on information available from the Manufactured Housing Institute and the Institute for Building Technology and Safety for the six month period ending June 30, 2024. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. For the three and nine months ended September 30, 2024, we sold 549 and 1,772 home sections, respectively (which are entire modules or single floors). For the three and nine months ended September 30, 2023, we sold 643 and 2,246 home sections, respectively

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options to the customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

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

Our homes are marketed under our premier “Legacy” brand name and, as of September 30, 2024, are sold to consumers, primarily in over 15 states through a network of independent retail locations, 13 company owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company owned retail locations, including 11 Heritage Housing stores and two Tiny House Outlet stores, exclusively sell our homes. For the nine months ended September 30, 2024, approximately 48% of our manufactured homes were sold in Texas, followed by 9% in North Carolina, 9% in Georgia, 8% in Oklahoma, 3% in Michigan and 3% in Florida. For the nine months ended September 30, 2023, approximately 49% of our manufactured homes were sold in Texas, followed by 15% in Georgia, 9% in Louisiana, 4% in Oklahoma, and 3% in Florida.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2024, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$15,025	$19,240
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	39 Acres	Various 2018-2019	1,222	2,153	3,375
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	488	2,038
Richland, Mississippi (1)	22 Acres	February, 2024	1,141	-	1,141
Beaumont, Texas (1)	46 Acres	August, 2024	6,100	-	6,100
			$16,830	$17,856	$34,686

(1)	Land and improvement values for Richland and Beaumont properties do not include the value of Company owned homes located in these communities.
●	We also expect to provide financing solutions to owners of manufactured housing communities in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions will be structured to give us an attractive return on investment and competitive the gross margins on the sale of homes to these new manufactured housing communities.
●	Inflation recently was near its highest rate in the U.S. over the last 30 years. Our ability to maintain gross margins can be impacted adversely by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers and community developers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance will be impacted by our ability to fulfill orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has unutilized space available and, with additional investment, we can add capacity to increase the number of homes that we can manufacture in that facility. Our future levels of production will depend in part, on our ability to anticipate sales volumes and product mix, to schedule production efficiently, to maintain proper equipment and to manage levels of inventory and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended September 30, 2024 and 2023 (in thousands)

	Three months ended
	September 30,
	2024	2023	$ change	% change
Net revenue:
Product sales	$30,169	$37,008	$(6,839)	(18.5)%
Consumer, MHP and dealer loans interest	10,330	8,803	1,527	17.3%
Other	3,767	4,126	(359)	(8.7)%
Total net revenue	44,266	49,937	(5,671)	(11.4)%
Operating expenses:
Cost of product sales	21,364	24,820	(3,456)	(13.9)%
Cost of other sales	1,988	—	1,988	N/A %
Selling, general administrative expenses	6,065	6,108	(43)	(0.7)%
Dealer incentive	(475)	(5)	(470)	9,400.0%
Total operating expenses	28,942	30,923	(1,981)	(6.4)%
Income from operations	15,324	19,014	(3,690)	(19.4)%
Other income (expense)
Non‑operating interest income	(17)	794	(811)	(102.1)%
Miscellaneous, net	4,193	(37)	4,230	(11,432.4)%
Interest expense	(175)	(303)	128	(42.2)%
Total other	4,001	454	3,547	781.3%
Income before income tax expense	19,325	19,468	(143)	(0.7)%
Income tax expense	(3,522)	(3,380)	(142)	4.2%
Net income	$15,803	$16,088	$(285)	(1.8)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $6.8 million, or 18.5%, during the three months ended September 30, 2024 as compared to the same period in 2023. This decrease was driven by a decrease in unit volumes shipped, primarily in direct sales, mobile home park sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended September 30, 2024 and 2023:

	Three months ended
	September 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$30,169	$37,008	$(6,839)	(18.5)%
Total units sold	475	582	(107)	(18.4)%
Net revenue per unit sold	$63.5	$63.6	$(0)	(0.1)%

For the three months ended September 30, 2024, our net revenue per product sold did not change significantly as compared to the three months ended September 30, 2023. We had decreases in direct sales, commercial sales, inventory finance sales and other product sales, partially offset by an increase in retail store sales. Direct sales decreased $0.5 million, or 19.7% during the three months ended September 30, 2024 as compared to the same period in 2023. Commercial sales decreased $1.6 million, or 11.2% during the three months ended September 30, 2024 as compared to the same period in 2023. Inventory finance sales to dealers decreased $4.7 million, or 37.8% during the three months ended September 30, 2024 as compared to the same period in 2023. Retail store sales increased $0.3 million, or 4.8% during the three months ended September 30, 2024 as compared to the same period in 2023. Our revenue has decreased primarily due to a lower volume of shipments, a shift in product mix generally to smaller units and a slowdown in our dealer and mobile home park sales. Our current business is dependent on dealer sales, as reflected in direct sales and inventory finance sales, and our sales have slowed due to high levels of inventory on dealer lots. Our retail sales have improved as we have focused on the performance of our company owned stores. Our mobile home park business has been impacted by higher interest rates, and transaction volumes and new development have declined.

Consumer, MHP and dealer loans interest income increased $1.5 million, or 17.3%, during the three months ended September 30, 2024 as compared to the same period in 2023 due to growth in our loan portfolios. Between September 30, 2024 and September 30, 2023 our consumer loan portfolio increased by $15.6 million, our MHP loan portfolio increased by $22.0 million, and our dealer finance notes decreased by $0.7 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and decreased $0.4 million, or 8.7%, during the three months ended September 30, 2024 as compared to the same period in 2023. This decrease was primarily due to a $2.4 million decrease in forfeited deposits and a $1.0 million decrease in dealer finance fees, partially offset by a $2.7 million increase in land sales and a $0.3 million increase in other miscellaneous revenue.

The cost of product sales decreased $3.5 million, or 13.9%, during the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in costs is primarily related to the decrease in units sold. The cost of other sales increased $2.0 million during the three months ended September 30, 2024 as compared to the same period in 2023. The increase in costs is due to the sale of land.

Selling, general and administrative expenses during the three months ended September 30, 2024 remained flat compared to the same period in 2023. We had a $0.6 million increase in payroll and healthcare expense, a $0.2 million increase in marketing expense, a $0.1 million increase in other miscellaneous expense offset by a $0.3 million decrease in warranty expense, a $0.2 million decrease in loan loss provision and a $0.2 million decrease in bad debt expense and a $0.2 million decrease in professional fees.

Dealer incentive expense decreased $0.5 million during the three months ended September 30, 2024 as compared to the same period in 2023.

Other income (expense) increased $3.5 million, or 781.3%, during the three months ended September 30, 2024 as compared to the same period in 2023. We had (i) a decrease of $0.8 million decrease in Non-operating interest income primarily as a result of the Settlement Agreement described in Note 4, Notes Receivable from Mobile Home Parks, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended September 30, 2024, (ii) an increase of $3.9 million in income in Miscellaneous, net also primarily as a result of the Settlement Agreement above, (iii) an increase of $0.4 million in income Miscellaneous, net due to a gain on conversion of inventory finance loans, (iv) a decrease of $0.1 million in Interest expense and (v) an increase of $0.1 million in expense in Miscellaneous, net related to other expenses.

Income tax increased $0.1 million during the three months ended September 30, 2024 as compared to the same period in 2023. The effective tax rate for the three months ended September 30, 2024 and 2023 was 18.2% and 17.4%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Comparison of Nine Months ended September 30, 2024 and 2023 (in thousands)

	Nine months ended
	September 30,
	2024	2023	$ change	% change
Net revenue:
Product sales	$92,653	$122,505	$(29,852)	(24.4)%
Consumer, MHP and dealer loans interest	30,807	24,996	5,811	23.2%
Other	6,544	7,929	(1,385)	(17.5)%
Total net revenue	130,004	155,430	(25,426)	(16.4)%
Operating expenses:
Cost of product sales	63,389	83,490	(20,101)	(24.1)%
Cost of other sales	1,988	—	1,988	N/A %
Selling, general administrative expenses	17,528	17,046	482	2.8%
Dealer incentive	(1,005)	27	(1,032)	(3,822.2)%
Total operating expenses	81,900	100,563	(18,663)	(18.6)%
Income from operations	48,104	54,867	(6,763)	(12.3)%
Other income (expense)
Non‑operating interest income	2,270	2,115	155	7.3%
Miscellaneous, net	7,945	875	7,070	808.0%
Interest expense	(686)	(588)	(98)	16.7%
Total other	9,529	2,402	7,127	296.7%
Income before income tax expense	57,633	57,269	364	0.6%
Income tax expense	(10,502)	(9,885)	(617)	6.2%
Net income	$47,131	$47,384	$(253)	(0.5)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $29.9 million, or 24.4%, during the nine months ended September 30, 2024 as compared to the same period in 2023. This decrease was driven by a decrease in unit volumes shipped, primarily in direct sales, mobile home park sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following during nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	($ in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$92,653	$122,505	$(29,852)	(24.4)%
Total units sold	1,536	1,948	(412)	(21.1)%
Net revenue per unit sold	$60.3	$62.9	$(2.6)	(4.1)%

For the nine months ended September 30, 2024, our net revenue per product sold decreased primarily due to a shift in product mix to smaller units and to a large sale of homes in the first quarter of 2024 from our leased home portfolio to a mobile home park customer at a lower than average price than our typical new home. We had decreases in direct sales, commercial sales and inventory finance sales, partially offset by an increase in retail store sales. Direct sales decreased $6.5 million, or 47.4% during the nine months ended September 30, 2024 as compared to the same period in 2023. Commercial sales decreased $8.2 million, or 18.0% during the nine months ended September 30, 2024 as compared to the same period in 2023. Inventory finance sales to dealers decreased $16.4 million, or 39.2% during the nine months ended September 30, 2024 as compared to the same period in 2023. Retail store sales increased $1.2 million, or 9.1% during the nine months ended September 30, 2024 as compared to the same period in 2023. Our revenue has decreased primarily due to a lower volume of shipments, a shift in product mix generally to smaller units and a slowdown in our dealer and mobile home park sales. Our current business is dependent on dealer sales, as reflected in direct sales and inventory finance sales, and our sales have slowed due to high levels of inventory on dealer lots and seasonality. Our retail sales have improved as we have focused on the performance of our company owned stores. Our mobile home park business has been impacted by higher interest rates, and transaction volumes and new development have declined.

Consumer, MHP and dealer loans interest income increased $5.8 million, or 23.2%, during the nine months ended September 30, 2024 as compared to the same period in 2023 due to growth in our loan portfolios. Between September 30, 2024 and September 30, 2023 our consumer loan portfolio increased by $15.6 million, our MHP loan portfolio increased by $22.0 million, and our dealer finance notes decreased by $0.7 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and decreased $1.4 million, or 17.5%, during the nine months ended September 30, 2024 as compared to the same period in 2023. This decrease was primarily due to a $2.9 million decrease in dealer finance fees, a $1.3 million decrease in forfeited deposits, partially offset by a $2.7 million increase in land sales and a $0.1 million increase in other miscellaneous revenue.

The cost of product sales decreased $20.1 million, or 24.1%, during the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in costs is primarily related to the decrease in units sold. The cost of other sales increased $2.0 million during the nine months ended September 30, 2024 as compared to the same period in 2023. The increase in costs is due to the sale of land.

Selling, general and administrative expenses increased $0.5 million, or 2.8%, during the nine months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to a $0.4 million increase in legal expense, a $0.4 million increase in property tax expense, a $0.4 million increase in marketing expense, a $0.1 million increase in payroll and related expense, and a net $0.4 million increase in other miscellaneous expense partially offset by a $1.0 million decrease in warranty costs and a $0.2 million decrease in loan loss provision.

Dealer incentive expense decreased $1.0 million during the nine months ended September 30, 2024 as compared to the same period in 2023.

Other income (expense) increased $7.1 million, or 296.7%, during the nine months ended September 30, 2024 as compared to the same period in 2023. We had (i) $0.2 million increase in Non-operating interest income, (ii) a $0.8 million increase in income in Miscellaneous, net as a result of a gain on the sales of real property, (iii) a $1.3 million increase in income in Miscellaneous, net due to a reversal of accrued liabilities, (iv) an increase of $1.1 million in income Miscellaneous, net due to a gain on conversion of inventory finance loans, (v) $0.1 million increase in Interest expense and (vi) a $3.8 million net increase in income in Miscellaneous, net partially as a result of the Settlement Agreement described above,.

Income tax increased $0.6 million during the nine months ended September 30, 2024 as compared to the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 18.2% and 17.3%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at September 30, 2024, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of September 30, 2024, we had approximately $0.6 million in cash, compared to $0.7 million as of December 31, 2023. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2024	2023

Net cash provided by (used in) operating activities	$28,100	$(5,284)
Net cash (used in) investing activities	$(1,511)	$(7,556)
Net cash (used in) provided by financing activities	$(26,767)	$10,568
Net change in cash	$(178)	$(2,272)
Cash at beginning of period	$748	$2,819
Cash at end of period	$570	$547

Comparison of Cash Flow Activities from September 30, 2024 to September 30, 2023

Net cash provided by operating activities was $28.1 million during the nine months ended September 30, 2024, compared to net cash of $5.3 million used in operating activities during the nine months ended September 30, 2023. This change was predominantly the result of decreased MHP loan originations net of collections, decreased consumer loan originations net of collections, and decreased dealer inventory loan originations net of collections.

Net cash used in investing activities of $1.5 million during the nine months ended September 30, 2024 was primarily attributable to $5.8 million of collections of loans we made to third parties for the development of manufactured housing parks, $1.6 million in proceeds from the sale of property and $0.1 million in proceeds from collections of purchased loans, offset by $7.3 million used in improvements and development of property, plant and equipment and $1.7 million used to issue notes to third parties for the development of manufactured housing parks. Net cash used in investing activities of $7.6 million during the nine months ended September 30, 2023 was primarily attributable to $13.9 million used to issue notes to third parties for the development of manufactured housing parks, $4.6 million used in improvements and development of property, plant and equipment, offset by $8.5 million received from the sale of treasury notes, $1.1 million received from the sale of leases homes, $1.0 million of collections of loans we made to third parties for the development of manufactured housing parks and $0.3 million of collections from other purchased loans.

Net cash used in financing activities of $26.8 million during the nine months ended September 30, 2024 was attributable to net payments of $21.6 million on our lines of credit, $5.4 million of stock repurchases and $0.2 million received from the exercise of stock options. Net cash provided by financing activities of $10.6 million during the nine months ended September 30, 2023 was attributable to net proceeds of $10.5 million on our lines of credit and $0.1 million received from the exercise of stock options.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. We repurchased 1,001 shares for $0.02 million in the open market during the three months ended September 30, 2024, and we repurchased 262,530 shares for $5.4 million in the open market during the nine months ended September 30, 2024. As of September 30, 2024, we had a remaining authorization of approximately $14.6 million. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program.

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

For the three months ended September 30, 2024, interest expense under the Revolver was $175, and for the three months ended September 30, 2023, interest expense under the Revolver and prior line of credit was $302. For the nine months ended September 30, 2024, interest expense under the Revolver was $686, and for the nine months ended September 30, 2023, interest expense under the Revolver and prior line of credit was $588. The outstanding balance of the Revolver as of September 30, 2024 and December 31, 2023 was $2,111 and $23,680, respectively. The interest rate in effect as of September 30, 2024 and December 31, 2023 for the Revolver was 7.61% and 7.95%, respectively. The amount of available credit under the Revolver was $47,889 and $26,320 as of September 30, 2024 and December 31, 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2024:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2024	2025 - 2026	2027 - 2028	After 2028
Lines of credit	$2,111	—	—	2,111	—
Operating lease obligations	$1,540	125	925	490	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have a repurchase agreement with a financial institution that provides inventory financing for independent retailers of our products. Under this agreement, we have agreed to repurchase homes at declining prices over the term of the agreement (24 months). Our obligation under this repurchase agreement ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $856 and $3,030 as of September 30, 2024 and December 31, 2023, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial, and accordingly, we have not recorded any reserve for repurchase commitment as of September 30, 2024.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of September 30, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of September 30, 2024 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors, mistakes or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 15 - Commitments and Contingencies in our September 30, 2024 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us during the three months ended September 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-31, 2024	1,001	$22.29	—	$—
August 1-31, 2024	—	—	—	—
September 1-30, 2024	—	—	—	—
(1)	All shares purchased in open market and not pursuant to a publicly announced plan or program

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits.

Exhibit No.		Description

EXHIBIT 10.27 *		Settlement Agreement and Release dated July 27, 2024

EXHIBIT 31.1 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Executive Officer.

EXHIBIT 31.2 *	-	Rule 13a—14(a) / 15d—14(a) Certifications — Chief Financial Officer.

EXHIBIT 32.1 *	-	Section 1350 Certification.

EXHIBIT 32.2 *	-	Section 1350 Certification.

EXHIBIT 101.INS *	-	XBRL Instance Document.

EXHIBIT 101.SCH *	-	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Date: November 12, 2024	By:	/s/ R. DUNCAN BATES
R. Duncan Bates
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ JEFFREY FIEDELMAN
Jeffrey Fiedelman
Chief Financial Officer