Form 10-K
period 2024-12-31
Legacy Housing Corp
filed 2025-03-12
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $249,717,499; 10,885,680 shares of common stock were held by non-affiliates. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2024 have been deemed affiliates.

As of March 12, 2025, the total number of shares outstanding of the registrant’s common stock was 24,129,362 shares.

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

We are the one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33,000 to $180,000. During 2024, we sold 2,471 home sections (which are entire modules or single floors).

Our homes address the significant need in the United States for affordable housing. This need for affordable housing is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $75,000 and include young and working class families, as well as persons age 55 and older. In 2022, there were approximately 62,162,000 households in the United States with annual household incomes of less than $75,000, representing 50% of all U.S. households, according to the Current Population Survey published by the U.S. Census Bureau.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations, and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to approximately 70 home sections, or approximately 60 fully-completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2024, are sold to consumers, primarily across 15 states through a network of over 125 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 12 Heritage Housing stores and one Tiny House Outlet stores, exclusively sell our homes.

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

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, or located in urban, suburban or rural areas. Our target market of manufactured home buyers consists of households with total annual income below $75,000 which comprised 47% of total U.S. households in 2023. Our target U.S. age group is wide ranging from young families who are often first time homebuyers to older homebuyers who may be downsizing or moving towards a more rural lifestyle. The comparatively low all-in cost of fully-equipped manufactured housing is attractive to our target consumers. The chart below highlights the increasing all-in average sales price per square foot difference between a new manufactured home and a new site-built home (excluding land).

Source: U.S. Census Bureau, the Institute for Building Technology and Safety, and the Manufactured Housing Institute.

Manufactured homes are an attractive alternative for consumers as new single-family home prices have risen over the past several years. As shown in the chart below, there is a growing gap between the average sale price for new single-family homes (including the land on which they were built) and the price of the average manufactured home.

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

Source: U.S. Census Bureau

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 80 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By using an assembly-line process that employs from approximately 150 to 275 individuals per facility, we are able to manufacture a home in approximately three to six days and can produce, on average, up to approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including, fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, most of our homes have vaulted ceilings in every room, have our copyrighted “furniture friendly” floor plans and, in many cases, are wider, have taller ceilings and steeper roof pitches than our competitors’ products. Altogether, our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration enables us to respond quickly to our customers’ needs and modify designs during the construction process.
●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve over 125 independent retail locations and 13 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 624 homes in 2024 and 779 homes in 2023, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 504 homes in 2024 and 726 homes in 2023, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 505 homes in 2024 and 640 homes in 2023. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. Our company-owned stores generate higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently and with unique and varied customer-requested features. We constantly seek ways to directly source materials used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line.
●	Available Financing for our Dealers and Retail Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations. And we provide financing to mobile home community owners that buy our products for use in their rental housing communities. Our company has been providing inventory financing to our independent retailers since our formation, and we now have over 125 independent retailers using our inventory financing solutions. We now have more than 3,600 retail customers that purchased their homes using our retail financing solutions.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties, and generally these community owners contract to buy homes from us. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.
●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that our interests are strongly aligned with our stockholders as our co-founders, Curtis D. Hodgson (Director) and Kenneth E. Shipley (Executive Vice President and Chairman of the Board of Directors) own a significant percentage of outstanding shares. By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing controlling interests are aligned with those of our investors. We believe that the controlling interests and involvement of our co-founders has led to the creation of value for our stockholders.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 19 years. The solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has enabled us to maintain strong margins and to increase net income over the years. Our growth strategy includes the following key initiatives:

●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for interest and servicing revenues, which act as additional drivers of net income for us. We continue to expand financing solutions to manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We have opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and the expansion of our commercial loan portfolios.
●	Pursue Selective Development Opportunites. We seek to grow through selective acquisition of developable land in proximity to our manufacturing footprint. This will provide for a future revenue stream for the underlying land as well as ensure high utilization of our expertise in manufacturing and distribution. We own over 1,000 acres of land across Texas. We continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of additional manufactured housing communities in order to provide locations for manufactured homes for our customers.
●	Focus on our Retail Process. As of December 31, 2024, we distribute our products primarily across 15 states through a combination of 13 company-owned retail locations and over 125 independent retail locations. Our focused network of company-owned retail locations allows us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing and customer service. Our company-owned stores, on average, carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.

Our Products

Overview. We are one of the largest producers of manufactured homes in the United States. We produce a wide variety of homes that can be used by our customers in a number of ways. We build a variety of sizes and floor plans of residential homes and tiny houses. We work collaboratively with our partners to meet diverse housing needs, such as residences on privately-owned land and in manufactured home communities, recreational and vacation properties, such as hunting cabins, and accommodations for workforces in oilfields and other industries.

Manufacturing and Quality Design. We use local market research to design homes that meet the specific requirements of our customers, and our homes are designed after field research and consumer feedback. We introduce new floor plans, decor, exterior design, features and accessories to appeal to changing consumer trends, and we offer an assortment of customizations to match each customer’s individual tastes. Each home typically contains a living room, dining area, kitchen, 1 to 5 bedrooms and 1 to 3 1/2 bathrooms, and each home can be customized to include certain features including, among others, fireplaces, central air conditioning, mini-split climate control, overhead heat ducts, stipple-textured ceilings, decorative wood grain vinyl floors, wood cabinetry and energy conservation elements.

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

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 150 to 275 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time, generating less waste and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2024 and 2023 we sold 2,471 and 2,877 home sections, including 124 and 151 tiny houses, respectively. We subcontract home production to other manufacturers for delivery in regions of the country that we do not serve from our own factories.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the year ended December 31, 2024, we produced, on average, approximately 39 home sections per week, or 31 fully-completed homes. For the year ended December 31, 2023 we produced, on average, approximately 47 home sections per week, or 41 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We continue to seek greater direct sourcing of materials from original manufacturers. This allows us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. Pricing and availability of certain raw materials fluctuated during 2024 and 2023 due to factors in the economic environment. We continue to monitor and react to inflation in these materials by maintaining a focus on our product pricing in response to higher materials costs.

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

Distribution

As of December 31, 2024, we distribute our manufactured homes primarily across 15 states through a network of over 125 independent retail locations, 13 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets.

We seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes. We provide comprehensive sales training to retail sales associates and bring them to our manufacturing facilities for product training and to view new product designs as they are developed. These training seminars facilitate the sale of our homes by increasing the skill and knowledge of the retail sales consultants. Additionally, we display our products at trade shows and support our retailers through the distribution of floor plan literature, brochures, decor selection displays and point of sale promotional material, as well as internet-based marketing assistance.

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

Sales and Marketing

Our corporate marketing efforts focus on increasing our brand awareness and communicating our commitment to quality along with the many other competitive advantages our company offers. Our marketing strategy is to offer several lines of manufactured homes that appeal to a wide range of home buyers, continually elevate awareness of our brand and generate demand for our products. We rely on a number of channels in this area, including digital advertising, email marketing, social media and affiliate marketing, as well as through various strategic partnerships. We participate in industry trade shows and host an annual home show for our customers. We maintain our website at www.legacyhousing.com.

Our sales and marketing strategy focuses on households with annual incomes of less than $75,000 which includes young families, working class families and persons age 55 and older. We also market to other types of customers, including owners of manufactured home communities, buyers interested in tiny houses, recreational buyers and houses for workforces housing. Additionally, we continue to be well-positioned to react to any increase in demand for affordable, quickly-delivered manufactured homes as a result of unforeseen harsh weather conditions and similar events. All of our customers are located in the United States.

Financing Solutions for Our Customers

We offer three types of financing solutions:

●	Inventory Financing. We provide inventory financing to our independent retailers, who purchase homes from us and then sell them to consumers.

●	Consumer Financing. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations.
●	Manufactured Housing Community Financing. We provide financing to community owners that buy or lease our products for use in their rental housing communities.

The following table provides an overview of consumer, MHP and dealer financing options as of December 31, 2024 ($ in thousands):

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans (1)	or Monthly Fee	Term
Consumer Financing	$177,289	3,641	13.1% average annual contractual rate	121 months
MHP Community Financing	$208,175	538	7.8% average annual contractual rate	83 months
Dealer Financing	$32,779	60	1.0% average monthly contractual rate	21 months

(1)	Dealer finance includes number of loan agreements which generally is one per dealer

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

In addition to our company, there are a number of other national manufacturers competing for a significant share of the manufactured housing market in the United States, including Clayton Homes, Inc., Cavco Industries, Inc. and Champion Homes, Inc. Certain of these competitors possess greater financial, manufacturing, distribution and marketing resources than we do. For the past 20 years, the industry has experienced a trend towards consolidation and, as a result, the bulk of the market share is controlled by a small number of companies.

There are significant competitors among lenders to manufactured home buyers including national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. Examples of such lenders include 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc., Berkshire Hathaway, Inc., and Triad Finance Corporation. Certain of these competitors are larger than us and have access to substantially more capital and cost efficiencies.

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

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the HUD code which includes regulations that cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD code, they are pre-empted.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge, and substantive compliance requirements, such as an evaluation of the consumer’s ability to repay the transaction and limitations on loan originator compensation. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees charged and impose individual and entity level licensing requirements in connection with the transactions. Federal laws permit manufactured housing retailers to assist home buyers with securing financing for the purchase of homes without being considered loan originators under the loan originator compensation rule; however, they are prohibited from negotiating the financing terms.

Governmental authorities enforcing these numerous laws and regulations can impose fines and/or seek injunctive relief for violations. We believe that our operations substantially comply with applicable federal laws and regulations. At the same time, Legacy has recently become aware that it may need to obtain certain licenses in order to comply with various state licensing requirements applicable to certain retail financing transactions. Should Legacy determine, with its advisors and counsel, that it is required to obtain additional state licenses, Legacy will compose a plan to do so.

Seasonality

Generally, we experience higher sales volume during the months of March through October. Our sales are generally slower during the winter months, and shipments can be delayed in certain geographic market areas that we serve which experience harsh weather conditions.

Employees

As of December 31, 2024, we had approximately 594 employees. Of our employees, approximately 486 individuals were hourly employees and 108 individuals were salaried employees. Our employees are currently not represented by any collective bargaining unit.

Available Information

We make available free of charge on our website, www.legacyhousing.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.

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

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Date of
	Commencement	Owned /	Square
Location	of Operations	Leased	Feet
Manufacturing/Warehouse Facilities
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Owned	388,000
Fort Worth, TX	2005	Owned	96,880
Retail Locations
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Gainesville, TX	2017	Owned	2,240
Greenville, TX	2016	Owned	1,256
Jennings, LA	2017	Owned	2,432
Marble Falls, TX	2024	Owned	1,718
Minden, LA	2017	Leased	2,369
Mt. Pleasant, TX	2016	Leased	1,792
Oklahoma City, OK	2016	Owned	2,100
Sapulpa, OK	2020	Leased	1,960
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	8,020
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas and Commerce, Texas and Eatonton, Georgia. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used.

We currently operate 13 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 8 of the 13 retail locations we operate in the business, pursuant to leases expiring from 2025 to 2028. Total rent expense for the years ended December 31, 2024 and 2023 was $631,000 and $645,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The NASDAQ Global Market under the symbol “LEGH” since December 14, 2018, when we completed our IPO. Prior to that date, there was no public market for our common stock. As of December 31, 2024, there were 13 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2024 or 2023. We currently have no plans to pay cash dividends on our common stock and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

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

In November 2022, the Company’s Board of Directors approved a new repurchase program (the “2022 Repurchase Program”) that enabled the Company to purchase up to $10.0 million of its common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

In August, 2024, the Company’s Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program.

The Company repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. The Company did not repurchase any shares of common stock during the three months ended December 31, 2024. As of December 31, 2024, we had a remaining authorization of approximately $14,602. Between January 1, 2025 and March 10, 2025 the Company repurchased 29,385 shares of common stock for $674 in the open market.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33 to $180. During 2024, we sold 2,471 home sections (which are entire homes or single floors that are combined to create complete homes) and in 2023, we sold 2,877 home sections.

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes coordinating or providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the chief operating decision maker, the Chief Executive Officer, are based upon analyses of our company as one operating segment.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of over 125 independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 12 Heritage Housing stores and one Tiny House Outlet stores exclusively sell our homes. During the years ended December 31, 2024 and 2023, no independent retailer accounted for 10% or more of our product sales. Approximately 38% of our 2024 product sales were attributable to our independent retail distributors, 17% to our company-owned retail locations and 45% directly to owners of manufactured housing communities. Approximately 51% of our 2023 product sales were attributable to our independent retail distributors, 12% to our company-owned retail locations and 37% directly to owners of manufactured housing communities.

The following table shows the states in which we sold most of our manufactured homes and the approximate percentage of this sales to our total product sales:

	% of 2024	% of 2023
Location	Product Sales	Product Sales
Texas	54%	53%
Georgia	11%	12%
North Carolina	7%	2%
Oklahoma	6%	4%
Michigan	3%	3%
Florida	3%	3%
Alabama	2%	2%
New Mexico	2%	2%
South Carolina	2%	1%
Kentucky	1%	—%
Louisiana	1%	9%

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including, but not limited to, the following:

●	We acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2024, these properties include the following ($’s in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$16,642	$20,857
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	39 Acres	Various 2018-2019	1,222	2,349	3,571
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	539	2,089
Richland, Mississippi (1)	22 Acres	February, 2024	1,141	-	1,141
Bonham, Texas	109 Acres	December, 2024	1,533	-	1,533
Balch Springs, Texas	6 Acres	December, 2024	1,117	-	1,117
			$13,380	$19,720	$33,100

(1) Land and improvement values do not include the value of Company owned homes located in this community

●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation rates have been high in the U.S. recently. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance may be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has space available and with additional investment can add capacity to increase the number of homes that can be manufactured. In order to continue to grow, we must be able to properly estimate future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

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

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. Our calculation of the general reserve considers the historical loss rate for the last three years, adjusted for the estimated loss discovery period and any qualitative factors both internal and external to our company. Specific reserves are determined based on probable losses on specific classified impaired loans. For further information, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2024 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K.

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

Allowance for Loan Losses—Other Notes Receivable

Other notes receivable are stated at amounts due from customers net of allowance for loan losses. We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history. We establish an allowance reserve composed of specific and general reserve amounts that are deemed to be uncollectible. Historically we have not experienced material losses on the Other notes receivable.

Allowance for Loan Losses—Dealer Financed Receivables

Dealer financed receivables are stated at amounts due from customers net of allowance for loan losses. We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history. We establish a general reserve for amounts that are deemed to be uncollectible. Historically we have not experienced material losses on the Dealer financed receivables.

Inventories

Inventories consist of raw materials, work in process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first in first out method. Finished goods and work in process are based on a standard cost system that approximates actual costs using the specific identification method.

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

Comparison of Years ended December 31, 2024 and 2023 (in thousands)

	Year ended
	December 31,
	2024	2023	$ change	% change
Net revenue:
Product sales	$129,345	$145,100	$(15,755)	(10.9)%
Consumer, MHP and dealer loans interest	41,182	37,420	3,762	10.1%
Other revenue	13,664	6,624	7,040	106.3%
Total net revenue	184,191	189,144	(4,953)	(2.6)%
Operating expenses:
Cost of product sales	90,071	99,692	(9,621)	(9.7)%
Cost of other sales	8,218	—	8,218	N/A %
Selling, general administrative expenses	23,222	24,279	(1,057)	(4.4)%
Dealer incentive	(930)	586	(1,516)	(258.7)%
Total operating expenses	120,581	124,557	(3,976)	(3.2)%
Income from operations	63,610	64,587	(977)	(1.5)%
Other income (expense)
Non‑operating interest income	2,635	3,019	(384)	(12.7)%
Miscellaneous, net	10,482	2,060	8,422	408.8%
Interest expense	(689)	(930)	241	(25.9)%
Total other income	12,428	4,149	8,279	199.5%
Income before income tax expense	76,038	68,736	7,302	10.6%
Income tax expense	(14,396)	(14,276)	(120)	0.8%
Net income	$61,642	$54,460	$7,182	13.2%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $15.8 million, or 10.9%, in 2024 as compared to 2023. This decrease was driven primarily by a decrease in unit volumes shipped, primarily in direct sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following in 2024 and 2023:

	Year Ended
	December 31,
	($ in thousands)
	2024	2023	$ Change	% Change
Net revenue:
Product Sales	$129,345	$145,100	$(15,755)	(10.9)%
Total units sold	2,129	2,434	(305)	(12.5)%
Net revenue per unit sold	$60.8	$59.6	$1.1	1.9%

In 2024, our net revenue per product sold increased primarily because of a moderate increase in unit prices, as rising material and labor costs were passed on to our customers. We had decreases in direct sales, inventory finance sales and other product sales. We believe the market for mobile homes in 2024 remained slow due to the economic environment, including higher inflation and rising home costs. Direct sales decreased $8.4 million, or 47.8% from 2023 to 2024, mainly due to general slowdown in the market for mobile homes. Commercial sales increased $0.2 million, or 0.3% from 2023 to 2024 reflecting steady purchases of mobile homes by mobile home park operators. Retail store sales increased $0.9 million, or 4.5% from 2023 to 2024 as our continued efforts to focus on our own retail sales channel helped moderate the impact of market conditions. Inventory finance sales decreased $7.4 million, or 16.8% from 2023 to 2024, primarily due to dealers continuing to sell through their existing inventories.

Consumer, MHP and dealer loans interest income increased $3.8 million, or 10.1%, from 2023 to 2024 due to growth in our loan portfolios. Between December 31, 2024 and December 31, 2023 our consumer loan portfolio increased by $17.6 million, our MHP loan portfolio increased by $24.5 million, and our dealer finance notes balance did not change. The change in the balance of our MHP loan portfolio is primarily due a settlement agreement we reached with a significant borrower, as discussed in Note 5, Notes Receivable from Mobile Home Parks, to our December 31, 2024 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form-10K, which resulted in reclassifying balances from Other notes receivable, net to Notes receivable from mobile home parks on our balance sheet.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and increased $7.0 million, or 106.3%, primarily due to $8.9 million in land sales related to the Forest Hollow mobile home community and the property in Marble Falls, Texas, $0.5 million in rental income from our mobile home park properties, partially offset by a $1.5 million decrease in forfeited deposits, a $0.6 million decrease in rental income from leased mobile homes and a $0.3 million decrease in other miscellaneous revenue.

The cost of product sales decreased $9.6 million, or 9.7%, in 2024 as compared to 2023. The decrease in costs is primarily related to a decrease in units sold. The cost of other sales was $8.2 million in 2024 and primarily reflects the cost associated with our land sales.

Selling, general and administrative expenses decreased $1.1 million, or 4.4%, in 2024 as compared to 2023. This decrease was primarily due to a $1.4 million decrease in warranty costs, a $0.4 million decrease in consulting and professional fees, and a $0.4 million decrease in salaries and benefits costs, partially offset by a $0.4 million increase in real estate taxes and a net $0.7 million increase in other miscellaneous costs.

Dealer incentive expense decreased $1.5 million, or 258.7% in 2024 as compared to 2023.

Other income (expense), net increased by $8.3 million in 2024, as compared to 2023. We had a $8.5 million increase in Miscellaneous, net primarily due to (i) gains related to the settlement agreement described above, (ii) a gain on the sale of property in Georgia, (iii) gains related to properties acquired through foreclosure and (iv) reversals of certain balance sheet liabilities. We had a $0.4 million decrease in interest income on Other notes and a $0.2 million decrease in interest expense.

Income tax expense was $14.4 million for 2024 compared to $14.3 million for 2023. The effective tax rate for the year ended December 31, 2024 was 18.9% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes. The effective tax rate for the year ended December 31, 2023 was 20.8% and primarily differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at December 31, 2024, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2024, we had approximately $1.1 million in cash, compared to $0.7 million as of December 31, 2023. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2024	2023

Net cash provided by (used in) operating activities	$35,993	$(13,536)
Net cash used in investing activities	$(6,714)	$(9,769)
Net cash (used in) provided by financing activities	$(28,878)	$21,235
Net change in cash	$401	$(2,070)
Cash at beginning of period	$748	$2,818
Cash at end of period	$1,149	$748

Comparison of Cash Flow Activities from 2024 to 2023

Net cash provided by operating activities was $36.0 million during the year ended December 31, 2024, compared to net cash of $13.5 million used in operating activities during 2023. This change was primarily a result of increased cash provided by operating income before non-cash adjustments, decreased volume of MHP loan originations net of principal collections, decreased inventories, decreased other assets – leased mobile homes, increased accounts payable, increased customer deposits and increased escrow liability. The increase in cash provided by operating activities was partially offset by decreased accrued liabilities and decreased dealer incentive liability.

Net cash used in investing activities of $6.7 million in 2024 was primarily attributable to $5.5 million of originations related to loans we made to third parties for the development of manufactured housing parks, and $9.2 million in improvements and development related to property, plant and equipment. These were offset by $6.4 million of collections related to loans we made to third parties for the development of manufactured housing parks and proceeds of $1.6 million from the sale of property.

Net cash used in financing activities of $28.9 million in 2024 was attributable to net uses of $23.7 million to pay down our lines of credit and $5.4 million of stock repurchases offset by $0.2 million received from the exercise of stock options. Net cash provided by financing activities of $21.2 million in 2023 was attributable to net proceeds from our lines of credit.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. As of December 31, 2024, we had a remaining authorization of approximately $14,602. Between January 1, 2025 and March 10, 2025 we repurchased 29,385 shares of common stock for $674 in the open market

Lines of Credit

On July 28, 2023, the Company entered into a new Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. Subsequently, the Company repaid in full the balance due on its prior line of credit with Capital One, N.A. and all commitments under this prior line of credit were terminated. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included in Prepaid expenses and other current assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the year ended December 31, 2024 and 2023, interest expense under the Revolver was $689 and $930, respectively. The outstanding balance of the Revolver as of December 31, 2024 and 2023 was $0 and $23,680, respectively. The interest rate in effect as of December 31, 2024 and 2023 for the Revolver was 7.61% and 7.95%, respectively. The amount of available credit under the Revolver was $50,000 and $26,320 as of December 31, 2024 and 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2024:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2025	2026 - 2027	2028 - 2029	After 2029
Lines of credit	$—	—	—	—	—
Operating lease obligations	$1,415	494	776	145	—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $805 and $3,030 as of December 31, 2024 and 2023, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2024.

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

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances current and interim annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation requirements in ASC 280 – Segment Reporting on an interim and annual basis. In 2024, we adopted ASU 2023-07 on a retrospective basis for annual periods starting with this Annual Report on Form 10-K. For additional information, refer to “Note 18 Segment Information.”

Pronouncements Issued But Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of disclosure requirements related to the new standard on our financial statements.

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

ITEM 8.      FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Legacy Housing Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Housing Corporation (the "Company") as of December 31, 2024 and 2023, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2024 and 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2025 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB" and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses related to the New Note

As described in Note 2 to the financial statements, the allowance for loan losses represents management's estimate of the expected credit losses in the Company's loan portfolios. Within the notes receivable from mobile home parks (“MHP”) portfolio balance, there is a $48.6 million loan (the “New Note” as disclosed). As of December 31, 2024, there is no allowance for loan losses associated with the New Note. The analysis for this estimate was made using quantitative methods that consider a variety of collateral based factors such as current replacement value of collateral, current value of collateral, and other precedent and comparable transactions.

The principal considerations for our determination that the allowance for loan losses on the New Note is a critical audit matter are the judgments and estimation used by management in estimating collateral value, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and in evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The procedures performed in evaluating the reasonableness of management’s estimate for the allowance for loan losses related to the New Note, included, among others, (i) understanding management’s methodology to calculate the estimate, (ii) evaluating comparable transactions used to determine the value of the collateral associated with the loan, and (iii) calculating an independent estimate of the allowance for loan losses.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2023.

Tampa, Florida

March 12, 2025

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Legacy Housing Corporation

Adverse Opinion on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Legacy Housing Corporation (the "Company") as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment:

(i)	control activities are not sufficiently designed, implemented, monitored or tested, and there is a lack of documentation, review and approval of certain of these control activities,
(ii)	management does not have sufficient qualified accounting personnel to support the preparation of financial statements that comply with U.S. GAAP and SEC reporting requirements, and
(iii)	information technology general controls are not sufficiently designed, implemented or maintained over in-scope business processes and financial reporting systems.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the balance sheets as of December 31, 2024 and 2023, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements) of the Company and our report dated March 12, 2025 expressed an unqualified opinion on those financial statements.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 12, 2025

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,149	$748
Accounts receivable, net	3,985	4,656
Dealer financed receivables, net	32,585	32,538
Consumer loans receivable, current	8,623	7,682
Notes receivable from mobile home parks (“MHP”), current	23,770	18,156
Other notes receivable, current	12,152	6,013
Inventories	37,538	40,969
Prepaid expenses and other current assets	4,504	4,915
Total current assets	124,306	115,677
Consumer loans receivable, net	165,482	148,818
Notes receivable from mobile home parks (“MHP”), net	182,694	163,824
Other notes receivable, net	2,764	28,577
Other assets - leased mobile homes	4,557	7,601
ROU assets - operating leases	1,321	1,794
Other assets	5,485	2,571
Property, plant and equipment, net	47,585	37,880
Total assets	$534,194	$506,742
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,091	$4,090
Accrued liabilities	13,672	18,504
Customer deposits	1,880	4,146
Escrow liability	11,623	10,104
Operating lease obligation	476	489
Total current liabilities	32,742	37,333
Long‑term liabilities:
Operating lease obligation, less current portion	920	1,396
Lines of credit	—	23,680
Deferred income taxes, net	2,206	2,338
Dealer incentive liability	4,370	5,260
Total liabilities	40,238	70,007
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,865,906 and 24,843,494 issued and 24,158,311 and 24,398,429 outstanding at December 31, 2024 and 2023, respectively	31	30
Treasury stock at cost, 707,595 and 445,065 shares at December 31, 2024 and 2023, respectively	(9,875)	(4,477)
Additional paid-in-capital	182,400	181,424
Retained earnings	321,400	259,758
Total stockholders' equity	493,956	436,735
Total liabilities and stockholders' equity	$534,194	$506,742

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Income (in thousands, except share and per share data)

	2024	2023
Net revenue:
Product sales	$129,345	$145,100
Consumer, MHP and dealer loans interest	41,182	37,420
Other revenue	13,664	6,624
Total net revenue	184,191	189,144
Operating expenses:
Cost of product sales	90,071	99,692
Cost of other sales	8,218	—
Selling, general and administrative expenses	23,222	24,279
Dealer incentive	(930)	586
Total operating expenses	120,581	124,557
Income from operations	63,610	64,587
Other income (expense):
Non‑operating interest income	2,635	3,019
Miscellaneous, net	10,482	2,060
Interest expense	(689)	(930)
Total other income	12,428	4,149
Income before income tax expense	76,038	68,736
Income tax expense	(14,396)	(14,276)
Net income	$61,642	$54,460
Weighted average shares outstanding:
Basic	24,217,631	24,385,190
Diluted	24,853,778	25,070,626
Net income per share:
Basic	$2.55	$2.23
Diluted	$2.48	$2.17

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2022	24,814,695	$30	$(4,477)	$180,555	$205,996	$382,104
Cumulative change in accounting principle, net of taxes	—	—	—	—	(698)	(698)
Balances, January 1, 2023 (as adjusted for change in accounting principle)	24,814,695	$30	$(4,477)	$180,555	$205,298	$381,406
Share based compensation	28,799	—	—	869	—	869
Net income	—	—	—	—	54,460	54,460
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	9,920	—	—	777	—	777
Proceeds from exercise of stock options	12,492	1	—	199	—	200
Purchase of treasury stock	—	—	(5,398)	—	—	(5,398)
Net income	—	—	—	—	61,642	61,642
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2024	2023
Operating activities:
Net income	$61,642	$54,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,906	1,726
Amortization of deferred revenue	(2,031)	(1,285)
Amortization of other costs	—	(76)
Amortization of lines of credit cost	68	70
Provision for accounts and notes receivable	(240)	1,354
Provision for long term inventory	249	49
Gain from sale of assets	(2,062)	(507)
Gain from loan settlements	(6,084)	—
Non-cash operating lease expense	(44)	(50)
Deferred income taxes	(132)	(524)
Share based payment expense	777	769
Other non cash items	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	744	(155)
Consumer loans activity, net	(17,102)	(17,362)
Notes receivable MHP activity, net	(1,349)	(39,192)
Dealer inventory loan activity, net	200	(2,930)
Inventories	3,181	(1,956)
Prepaid expenses and other current assets	(1,065)	(1,323)
Other assets - leased mobile homes	2,524	—
Other assets	(155)	(1,246)
Accounts payable and accrued liabilities	(3,487)	(5)
Right of use activity, net	27	33
Customer deposits	(2,203)	(5,569)
Escrow liability	1,519	451
Dealer incentive liability	(890)	(256)
Net cash provided by (used in) operating activities	35,993	(13,536)
Investing activities:
Purchases of property, plant and equipment	(9,212)	(7,713)
Proceeds from sale of leased property	—	1,108
Proceeds from sale of property	1,573	—
Sale of investments - treasury notes	—	8,500
Issuance of notes receivable	(5,541)	(14,786)
Notes receivable collections	6,449	2,745
Purchases of loans	(217)	—
Collections from purchased loans	234	377
Net cash used in investing activities	(6,714)	(9,769)
Financing activities:
Proceeds from exercise of stock options	200	100
Purchases of treasury stock	(5,398)	—
Proceeds from lines of credit	46,410	110,761
Payments on lines of credit	(70,090)	(89,626)
Net cash (used in) provided by financing activities	(28,878)	21,235
Net increase (decrease) in cash	401	(2,070)
Cash at beginning of period	748	2,818
Cash at end of period	$1,149	$748
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,004	$478
Cash paid for taxes	$14,997	$18,859

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Significant estimates made in connection with the accompanying financial statements primarily relate to the determination and valuation of notes receivable from mobile home parks, consumer loans receivable, other notes receivable, dealer financed receivables and fair value of financial instruments. Actual results could differ from these estimates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts and management considers the risk of loss to be minimal. As of December 31, 2024, the Company had two bank accounts that exceeded the FDIC limit by $635.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2024, 2023 and 2022, the allowance for doubtful accounts totaled $578, $651 and $279, respectively. At December 31, 2024, 2023 and 2022, accounts receivable, net was $3,985, $4,656 and $4,873, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% and 13.2% as of December 31, 2024 and 2023, respectively. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $11,623 and $10,104 as of December 31, 2024 and 2023, respectively, and are included in escrow liability in the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $3,931 and $2,215 as of December 31, 2024 and 2023, respectively, and are included in other assets in the accompanying balance sheets.

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 11.5%. The average interest rate per loan was approximately 7.8% as of December 31, 2024 and 8.0% as of December 31, 2023, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of December 31, 2024 and December 31, 2023, the MHP Notes balance is presented net of unamortized finance fees of $1,057 and $1,565, respectively. The finance fees are amortized over the life of the MHP Notes.

As of December 31, 2024, there were past due balances of $17 on MHP Notes. As of December 31, 2023, there were past due balances of $98 on the MHP Notes excluding any amounts attributed to the Notes, as defined in Note 5, Notes Receivable from Mobile Home Parks. For the years ended December 31, 2024 and 2023, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $654 and $735 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

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

As of December 31, 2024, there were past due balances of $1,357 on other notes. As of December 31, 2023, there were past due balances of $22 on other notes, excluding any amounts attributable to the Notes, as defined in Note 5, Notes Receivable from Mobile Home Parks. For the years ended December 31, 2024 and 2023, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $364 and $236 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the impaired balance of other notes was $141 and $84, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2024 and 2023, the Company recorded an insignificant amount of inventory write-downs.

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

During the year ended December 31, 2024, the Company sold 128 leased mobile homes for $5,609 to two mobile home park customers which is included in Product sales on the accompanying statements of income.

Future minimum lease income under all operating leases for each of the next five years at December 31, 2024, is as follows:

2025	$1,165
2026	1,165
2027	993
2028	821
2029	472
Thereafter	106
Total	$4,722

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment. No impairment for long-lived assets was recorded for the years ended December 31, 2024 and 2023.

Dealer Incentive Liability

The Company has entered into agreements with qualifying independent retailers, or dealers, that provides incentives to retailers when their customers finance the purchase of a home with the Company. The agreements provide for a profit sharing arrangement between the Company and the dealer for these consumer loans. The independent retailer is eligible to receive a dealer incentive, which is a portion of total collections expected on this consumer loan portfolio after the Company recovers its contribution (the collection thresholds are set per the terms of the dealer agreement, and the contribution includes the Company’s initial contribution, interest and fees).

A dealer incentive liability is recorded in the Company’s balance sheet based on the total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2024 and 2023, the dealer incentive liability was $4,370 and $5,260, respectively. Dealer incentive income for the year ended December 31, 2024 was $930, dealer incentive expense for the year ended December 31, 2023 was $586, and these amounts are included in the Company’s statements of income.

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

The following table summarizes activity within the warranty liability for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Warranty liability, beginning of period	$2,910	$3,049
Product warranty reserve accrued	840	2,552
Warranty costs incurred	(1,800)	(2,691)
Warranty liability, end of period	$1,950	$2,910

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Fair Value Measurements and Fair Value of Financial Instruments

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios, net of allowances, loan discount fees and deferred financing fees, as of December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Consumer loan portfolio, fair value	$164,755	$155,146
Consumer loan portfolio, book value	174,105	156,500
Fixed rate MHP Notes, fair value	181,697	174,027
Fixed rate MHP Notes, book value	183,108	176,481
Variable rate MHP Notes, book value	23,356	5,499
Fixed rate other notes, fair value	14,730	34,340
Fixed rate other notes, book value	14,916	34,590

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provides that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2024 and 2023.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2024, the Company had 8.7 million shares available for grant under the Plan.

As of December 31, 2024, approximately 1,013,000 options were outstanding, 189,000 options were exercisable, and 824,000 options remained nonvested. Unrecognized compensation expense related to these options at December 31, 2024 was $4,220 and is expected to be recognized over 7.2 years. Compensation expense for stock option awards for the years ended December 31, 2024 and 2023 was $630 and $535, respectively.

The Company does not expect to pay dividends on its common stock.

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

The determination of the provision for income taxes requires judgment, use of estimates, and the interpretation and application of complex tax laws. Judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes through the provision for income taxes. The Company recognizes interest and penalties relating to uncertain tax provisions as a component of tax expense. For the periods presented, management has determined there are no material uncertain tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2024, which includes the tax years 2021, 2022 and 2023.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes, inventory finance loans and other notes receivable. Management believes that

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans and inventory finance loans are secured by the mobile homes that were financed through the loans. The MHP Notes are secured by mobile homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 11.4%, 23.5% and 14.6% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2023, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 14.0%, 17.9% and 24.5% of the principal balance outstanding, all of which was secured by the mobile homes. As of December 31, 2024, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equaled 33.7%, 22.7% and 10.5%, respectively, of the principal balance outstanding. As of December 31, 2023, the Company had concentration of other notes receivable with one independent third-party and its affiliates that equaled 64.4% of the principal balance outstanding.The other notes are secured by land and other assets and are personally guaranteed.

Reclassifications

For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances current and interim annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation requirements in ASC 280 – Segment Reporting on an interim and annual basis. In 2024, we adopted ASU 2023-07 on a retrospective basis for annual periods starting with this Annual Report on Form 10-K. For additional information, refer to “Note 18 Segment Information.”

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

expenses in the statements of income. Warranty and contract costs were $1,800 and $2,691 for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, total cost of product sales included $6,357 and $10,188 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied. Land sales revenue is comprised of sales of land (real property) that was acquired as a result of maintaining or furthering our primary business of producing, selling and financing mobile homes. Land sale revenue for 2024 was $8,904 for the sale of two properties.

Sales Concentration. The following table presents mobile home park (“MHP”) sales to independent third parties and their affiliates that are greater than 5.0% of our total product sales for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024		2023
		% of		% of
		Product		Product
	Sales	Sales	Sales	Sales
Customer A	$10,733	8.3	$4,782	3.3
Customer B	$2,405	1.9	$10,134	7.0
Customer C	$—	—	$10,033	6.9

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Product sales:
Direct sales	$9,156	$17,540
Commercial sales	55,131	54,955
Inventory finance sales	36,740	44,135
Retail store sales	20,026	19,169
Other product sales (1)	8,292	9,301
Total product sales	129,345	145,100
Loan portfolio interest:
Interest - consumer installment notes	21,006	19,360
Interest - MHP notes	16,962	14,330
Interest - dealer finance notes	3,214	3,730
Total loan portfolio interest	41,182	37,420
Other revenue	13,664	6,624
Total net revenue	$184,191	$189,144

(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

4. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2024, 2023 and 2022:

	As of December 31,	As of December 31,	As of December 31,
	2024	2023	2022
Consumer loans receivable	$177,289	$159,738	$142,340
Loan discount and deferred financing fees	(2,490)	(2,473)	(2,501)
Allowance for loan losses	(694)	(765)	(830)
Consumer loans receivable, net	$174,105	$156,500	$139,009

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Allowance for loan losses, beginning of period	$765	$830
Provision for loan losses	(207)	(114)
Recoveries	136	49
Allowance for loan losses, end of period	$694	$765

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Total consumer loans	$177,289	$159,738
Allowance for loan losses	$694	$765
Impaired loans individually evaluated for impairment	$3,582	$1,565
Specific reserve against impaired loans	$680	$562
Other loans collectively evaluated for allowance	$173,707	$158,173
General allowance for loan losses	$14	$203

A detailed aging of consumer loans receivable that are past due as of December 31, 2024 and 2023 were as follows:

	As of December 31,		As of December 31,
	2024	%	2023	%
Total consumer loans receivable	$177,289	100.0	$159,738	100.0
Past due consumer loans:
31 - 60 days past due	$2,014	1.1	$624	0.4
61 - 90 days past due	297	0.2	149	0.1
91 - 120 days past due	462	0.3	123	0.1
Greater than 120 days past due	3,120	1.8	1,449	0.9
Total past due	$5,893	3.4	$2,345	1.5

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

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$35,453	$28,611	$21,954	$18,698	$12,087	$54,594	$171,397%	96.7
30-90 days past due	434	367	244	176	—	1,090	2,311	1.3
> 90 days past due	134	487	808	1,254	53	845	3,581	2.0
Total	$36,021	$29,465	$23,006	$20,128	$12,140	$56,529	$177,289%	100.0

5. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Settlement Agreement

Legacy and numerous entities owned or operated by one individual (the “Makers”) previously entered into several Promissory Notes (the “Notes”) valued at approximately $55 million. In January 2024, the Makers defaulted on, and Legacy accelerated, a portion of the Notes valued at approximately $37 million. The Notes were secured by mobile homes and mobile-home parks located in Texas, Mississippi, and Louisiana, and personally guaranteed by individuals (the “Personal Guarantors”). During 2024, Legacy filed several lawsuits against the Makers and the Personal Guarantors and aggressively pursued the collateral.

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

As consideration for the mutual releases contained in the Agreement:

●	Forest Hollow conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Forest Hollow Mobile Home Community, 6650 Broad Oak Street, Beaumont, TX 77713 (the “Forest Hollow Mobile Home Community”) to Legacy;
●	Cleveland conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Cleveland Mobile Home Community, 110 Old Hwy 49 S. Richland, MS 39218 (the “Cleveland Mobile Home Community”) to Legacy;
●	Cleveland and Forest Hollow assigned all intangible assets, including all leases, contracts, and goodwill applicable or related to the real and personal property located on or at the Forest Hollow Mobile Home Community and the Cleveland Mobile Home Community to Legacy;
●	The Individual and Entity Defendants irrevocably waived any and all claims related to existing deposits; and
●	Legacy refinanced the Entity and Individual Defendants’ remaining debt, pursuant to a new two-year, $48.6 million Promissory Note (the “New Note”). The New Note bears interest at a fixed rate of 7.9%, requires monthly payments of interest only for twenty-four months, and matures in July, 2026.

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

The Company presents the entire New Note on the accompanying balance sheets under the heading Notes receivable from mobile home parks (“MHP”), and interest income associated with the New Note is presented on the accompanying statement of income under the heading Consumer, MHP and dealer loans interest. Prior to the three months ending September 30, 2024, the Company classified the old Notes as MHP notes and other notes.

The Company sold the Forest Hollow Mobile Home Community in December, 2024. The Company recorded the fair value of the real property from Cleveland on the accompanying balance sheets under the heading Property, plant and equipment, net and the fair value of the personal property from Cleveland on the accompanying balance sheets under the heading Other assets. The Company recorded a gain of $5.4 million in 2024 on the settlement agreement and transactions related to the Cleveland Mobile Home Community and the Forest Hollow Mobile Home Community.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

The Company evaluated the recoverability of the New Note as of December 31, 2024 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2024, 2023 and 2022:

	As of December 31,	As of December 31,	As of December 31,
	2024	2023	2022
Outstanding principal balance	$208,175	$184,280	$143,810
Loan discount and deferred financing fees	(1,057)	(1,565)	(1,068)
Allowance for loan losses	(654)	(735)	—
Total	$206,464	$181,980	$142,742

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Allowance for loan losses, beginning of period	$735	$—
Provision for loan losses	(81)	735
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$654	$735

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Total MHP loans	$208,175	$184,280
Allowance for loan losses	654	735
Impaired loans individually evaluated for impairment	—	31,215
Specific reserve against impaired loans	—	5
Other loans collectively evaluated for allowance	208,175	153,065
General allowance for loan losses	654	730

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

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$89,545	$41,630	$33,509	$21,346	$20,362	$1,371	$207,763%	99.8
30-90 days past due	410	—	—	—	1	—	411	0.2
> 90 days past due	—	—	—	—	1	—	1	—
Total	$89,955	$41,630	$33,509	$21,346	$20,364	$1,371	$208,175%	100.0

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

6. Other Notes Receivable

Other notes receivable relate to notes issued to mobile home park owners and dealers and are not directly tied to the sale of mobile homes.

Note 5, Notes Receivable from Mobile Home Parks, in these Notes to Financial Statements for the year ended December 31, 2024 provides details regarding a settlement agreement related to prior debt. Prior to the three months ending September 30, 2024, the Company recorded the old Notes described in Note 5 in MHP notes and other notes. The New Note is recorded in MHP notes only.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2024, 2023 and 2022:

	As of December 31,	As of December 31,	As of December 31,
	2024	2023	2022
Outstanding principal balance	$15,412	$35,353	$23,017
Loan discount and deferred financing fees	(132)	(527)	(295)
Allowance for loan losses	(364)	(236)	—
Total	$14,916	$34,590	$22,722

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Allowance for loan losses, beginning of period	$236	$—
Provision for loan losses	128	236
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$364	$236

The following table presents impaired and general reserve for allowance for loan losses at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Total Other notes receivable	$15,412	$35,353
Allowance for loan losses	364	236
Impaired loans individually evaluated for impairment	2,038	25,135
Specific reserve against impaired loans	141	84
Other notes receivable collectively evaluated for allowance	13,374	10,218
General allowance for loan losses	223	152

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of December 31, 2024:

	Year of Origination
	2024	2023	2022	2021	2020	Prior	Total	% of Portfolio
< 30 days past due	$12,049	$1,980	$—	$—	$300	$35	$14,364%	93.2
30-90 days past due	—	284	541	163	—	60	1,048	6.8
> 90 days past due	—	—	—	—	—	—	—	—
Total	$12,049	$2,264	$541	$163	$300	$95	$15,412%	100.0

7. DEALER FINANCED RECEIVABLES

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

Dealer financed notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at December 31, 2024, 2023 and 2022:

	As of December 31,	As of December 31,	As of December 31,
	2024	2023	2022
Outstanding principal balance	$32,779	$32,980	$30,049
Allowance for loan losses	(194)	(442)	(13)
Total	$32,585	$32,538	$30,036

The following table presents a detail of the activity in the allowance for loan losses for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
Allowance for loan losses, beginning of period	$442	$13
Provision for loan losses	(248)	429
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$194	$442

The dealer financed loan portfolio was established primarily in late 2022 and 2023 as a result of converting from consignment arrangements with dealers to inventory finance arrangements with dealers. As such, there is relatively little historical data to measure credit quality of the loans in this portfolio.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

8. LEASES

As of December 31, 2024, the Company had 12 operating leases, eight of which were for the Company’s Heritage Housing and Tiny Homes retail locations, two were subleased by the Company and two were for corporate and administrative offices in Bedford, TX and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. As of December 31, 2024, the remaining weighted-average lease term was 3.12 years and the weighted-average discount rate was 2.81%.

We consider lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from our calculation of lease liabilities. There were no variable lease costs for the year ended December 31, 2024.

Short-term leases, those with a term of 12 months or less, are not recorded on our balance sheet. Our short-term lease costs were not material for the year ended December 31, 2024.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

As of December 31, 2024, present value of future lease payments under our operating lease liabilities were as follows:

2025	$495
2026	431
2027	345
2028	145
2029	—
Thereafter	—
Total lease payments	$1,416
Less amount representing interest	(20)
Total lease liability	$1,396
Less current lease liability	(476)
Total non-current lease liability	$920

9. INVENTORIES

Inventories consisted of the following at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Raw materials	$13,172	$13,506
Work in progress	478	552
Finished goods, net	23,888	26,911
Total	$37,538	$40,969

Finished goods includes an allowance of $688 and $439 as of December 31, 2024 and December 31, 2023, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Land	$17,025	$14,953
Buildings and leasehold improvements	13,353	13,419
Construction in Progress	19,719	11,576
Vehicles	1,594	1,571
Machinery and equipment	7,160	6,527
Furniture and fixtures	338	329
Total	59,189	48,375
Less accumulated depreciation	(11,604)	(10,495)
Total property, plant and equipment	$47,585	$37,880

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Depreciation expense was $1,819 and $1,663 for the year ended December 31, 2024 and 2023, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $663 and $512 as a component of cost of product sales for the year ended December 31, 2024 and 2023, respectively.

11. OTHER ASSETS

Other assets consisted of the following at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Prepaid rent	$349	$349
Other	7	7
Repossessed homes	5,129	2,215
Total	$5,485	$2,571

Repossessed homes balance as of December 31, 2024 includes $3,931 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2023 includes $2,215 for homes repossessed from the consumer loan portfolio.

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2024 and 2023:

	As of December 31,	As of December 31,
	2024	2023
Warranty reserve	$1,950	$2,910
Litigation reserve	328	990
Payroll	1,544	879
Portfolio taxes and title	1,246	2,234
Property tax	1,145	1,018
Dealer rebates	1,012	1,040
Sales tax	216	190
Federal and state income taxes	3,295	3,759
Other	2,936	5,484
Total accrued liabilities	$13,672	$18,504

13. LINES OF CREDIT

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the year ended December 31, 2024 and 2023, interest expense under the Revolver was $689 and $930, respectively. The outstanding balance of the Revolver as of December 31, 2024 and 2023 was $0 and $23,680, respectively. The interest rate in effect as of December 31, 2024 and 2023 for the Revolver was 7.61% and 7.95%, respectively. The amount of available credit under the Revolver was $50,000 and $26,320 as of December 31, 2024 and 2023, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2024, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

14. INCOME TAXES

The provision for income tax expense for the years ended December 31, 2024 and 2023 was $14,396 and $14,276, respectively. The effective tax rates for the years ended December 31, 2024 and 2023 were 18.9% and 20.8%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022. Significant components of the provision for income taxes are as follows:

	Year ended
	December 31,
	2024	2023
Current:
Federal	$13,213	$13,763
State	1,315	1,037
Total current income tax provision	14,528	14,800
Deferred:
Federal	(126)	(445)
State	(6)	(79)
Total deferred income tax provision	(132)	(524)
Provision for income taxes	$14,396	$14,276

A reconciliation of the Company’s effective tax rate from operations to the U.S. federal income tax rate is as follows:

	Year ended
	December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.2	0.9
Energy efficiency credit	(3.3)	(1.1)
Effective tax rate	18.9%	20.8%

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

The tax effects of cumulative temporary differences that give rise to deferred tax assets and liabilities are as follows:

	Year ended
	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$964	$983
Reserve accounts	3	231
State taxes	169	124
Payroll taxes	-	—
Uniform capitalization	25	19
Other	(8)	199
Total deferred tax assets	1,153	1,556
Deferred tax liabilities:
Installment sale revenue	(386)	(530)
Depreciation	(2,179)	(2,601)
Accrued interest receivable	(777)	(742)
Other	(17)	(21)
Total deferred tax liabilities	(3,359)	(3,894)
Net deferred tax liabilities	$(2,206)	$(2,338)

15. COMMITMENTS AND CONTINGENCIES

The Company maintains a self-insured health benefits plan which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of December 31, 2024 and 2023, the Company accrued a $861 and $242 liability, respectively, for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $805 and $3,030 at December 31, 2024 and 2023, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of December 31, 2024 and 2023, respectively.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the years ended December 31, 2024 and 2023 was $631 and $645, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the years ended December 31, 2024 and 2023 was approximately $150 and $245, respectively. See Note 8 – Leases, for a schedule of the Company’s future minimum lease commitments.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $328 and $990 as of December 31, 2024 and 2023, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

	Year ended
	December 31,
	2024	2023
Numerator:
Net income (in 000's)	$61,642	$54,460
Denominator:
Basic weighted-average common shares outstanding	24,217,631	24,385,190
Effect of dilutive securities:
Restricted stock grants	-	2,283
Stock options	636,147	683,153
Diluted weighted-average common shares outstanding	24,853,778	25,070,626
Earnings per share attributable to Legacy Housing Corporation
Basic	$2.55	$2.23
Diluted	$2.48	$2.17

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. As of December 31, 2024, we had a remaining authorization of approximately $14,602. Between January 1, 2025 and March 10, 2025 we repurchased 29,385 shares of common stock for $674 in the open market.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Dollars in thousands, except per share amounts)

17. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $115 and $403 as of December 31, 2024 and 2023, respectively. Accounts payable balances due to Bell were $58 and $18 as of December 31, 2024 and 2023, respectively. Home sales to Bell were $5,748 and $4,543 for the years ended December 31, 2024 and 2023, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $78 and $143 as of December 31, 2024 and 2023, respectively. Accounts payable balances due to Shipley were $22 and $67 as of December 31, 2024 and 2023. Home sales to Shipley were $2,545 and $1,199 for the years ended December 31, 2024 and 2023, respectively.

18. SEGMENT INFORMATION

We have determined that we have one operating and reportable segment. We define the segment primarily based on how internally reported financial and operating information is regularly reviewed by our chief operating decision maker (“CODM”) to evaluate financial performance, make decisions and allocate resources. Our CODM is the Chief Executive Officer. The CODM assesses the Company’s operating and financial performance based on net income, total revenue and return on investment. The Company determined that it does not have significant segment expenses.

19. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2024 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of December 31, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective.

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

The material weaknesses in internal control over financial reporting as of December 31, 2024 are summarized as follows:

●	We determined that we have not sufficiently designed, implemented, monitored or tested control activities, and we have not adequately maintained documentation or performed reviews and approvals of certain of these control activities;
●	We determined that we do not have sufficient qualified accounting personnel to support the preparation of financial statements that comply with U.S. GAAP and SEC reporting requirements; and
●	We determined that we have not sufficiently designed, implemented or maintained information technology general controls over in-scope business processes and financial reporting systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Our Insider Trading and Confidentiality Notice to Company Personnel, filed herewith, provides guidelines on insider trading for all company employees.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Executive Officers and Employee Directors
Curtis D. Hodgson	70	Founder and Director
Kenneth E. Shipley	65	Founder, Executive Vice President and Chairman of the Board
R. Duncan Bates	37	President and Chief Executive Officer
Jeffrey M. Fiedelman	56	Chief Financial Officer
Non‑Employee Directors
Jeffrey K. Stouder	53	Director
Brian J. Ferguson	44	Director
Skyler M. Howton	37	Director

The following information provides a brief description of the business experience of each executive officer and director.

Executive Officers and Employee Directors

Curtis D. Hodgson co founded our company in 2005, served as our Co Chief Executive Officer from January 2018 to February 2019, as our Executive Chairman through December, 2024, and currently serves as a member of our Board of Directors. He has been a member of our Board of Directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past 38 years, Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. in Engineering from the University of Michigan and J.D. from The University of Texas.

Mr. Hodgson is our co-founder and one of our largest stockholders. Mr. Hodgson’s prior experience on the Board, with the Company, and in the manufactured housing industry make him well qualified to serve on the Board.

Kenneth E. Shipley co founded our company in 2005, served as our Co Chief Executive Officer from January 2018 to February 2019, served as our President and sole Chief Executive Officer from February 2019 to June 2022, and currently serves as Chairman of the Board of Directors and Executive Vice President of the Company. He has been a member of our Board of Directors since January 2018. Prior to that, Mr. Shipley served as a partner of the company’s predecessor, Legacy Housing, Ltd. Mr. Shipley has more than 30 years of experience in the manufactured home industry. Since 1981, he has also owned and operated Bell Mobile Homes in Lubbock, Texas, a manufactured home retailer.

Mr. Shipley is our co-founder and one of our largest stockholders. Mr. Shipley’s prior experience on the Board, with the Company, and in the manufactured housing industry make him well qualified to serve on the Board.

Duncan Bates joined our company in June 2022 and serves as President and Chief Executive Officer. In this capacity, he oversees the Company’s day-to-day operations and reports directly to the Board of Directors. Before joining Legacy, Mr. Bates served as Senior Vice President, Mergers & Acquisitions of Arcosa Inc., a publicly traded infrastructure products company. Under his leadership, Arcosa executed 16 acquisitions and 2 divestitures in a three and ½ year period to reposition its portfolio around growth-oriented, high-margin products. Previously, he served as a Vice President in the Industrials Investment Banking Group at Stephens Inc. from June 2015 to August 2018. From February 2012 to June 2015, he worked in the Energy Investment Banking Group at Seaport Global Securities, LLC. Mr. Bates

began his career in New York at Willis Re Inc. in July 2010. Mr. Bates received his B.S. Management degree with a double major in Finance and Legal Studies from Tulane University.

Mr. Bates resigned from the Company’s Board of Directors upon his appointment as the President and Chief Executive Officer.

Jeffrey Fiedelman joined our company in September 2023 and serves as Chief Financial Officer. In this capacity, he oversees the Company’s finances, including all accounting systems and financial reporting. Before joining Legacy, Mr. Fiedelman managed his own consulting firm that provided CFO and transactional advisory services to middle market companies. Prior to that, Mr. Fiedelman was the CFO of Pioneer Wine & Spirits, a wholesaler of fine wines and artisanal spirits that was acquired in 2019. Previously, Mr. Fiedelman was the CFO of Oryon Technologies, a privately held licensor, developer, and manufacturer of a patented lighting technology, and CFO of Substrate Technologies Inc., a venture-backed developer and manufacturer of semiconductor components. Mr. Fiedelman also held senior management positions in corporate finance, operations, and marketing at Alcatel (now Nokia). Mr. Fiedelman began his career as a consultant with Andersen Consulting (now Accenture). Mr. Fiedelman has a B.S. in Electrical Engineering from Stanford University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Non-Employee Directors

Jeffrey K. Stouder was elected to our Board of Directors at the 2020 annual meeting of stockholders. He has served as the Vice President and Global Controller at E2open, LLC, a leading provider of cloud-based supply chain software and solutions, since August 2019. Previously, he served as the Chief Financial Officer at Global Resale, LLC, a global leader in aftermarket services and reverse logistics for IT hardware, from 2018 to 2019. From 2015 to 2018, Mr. Stouder served as the Corporate Controller at NBG Home, the largest provider of affordable home décor products, with manufacturing and distribution facilities across the United States and internationally. From 2000 to 2015, he served at Dell, Inc. in various accounting and finance positions including SEC Reporting Manager, Global Sales Controller, and Finance Director for Dell Services. Mr. Stouder began his career at Arthur Andersen LLP in the Dallas office, where he worked in the audit practice as staff, senior, and audit manager from 1994 to 2000. Mr. Stouder received his B.B.A. and M.S. Accounting degrees from Texas Tech University and is a certified public accountant.

Mr. Stouder’s 25 years of experience in accounting, finance, audit, corporate governance, mergers, and investor relations make him well qualified to serve on the Board.

Brian J. Ferguson was elected to our Board of Directors in 2023. He has practiced law as a Texas attorney since 2005 and was a certified as public accountant in 2006. He currently owns and manages a portfolio of oil and gas interests concentrated in West Texas and real estate holdings in the Rio Grande Valley. In addition, Mr. Ferguson has consulted on audit, compliance, and regulatory issues for publicly traded companies and registered investment advisors since 2005. He is a 2002 graduate of the University of Texas Undergraduate School of Business and Graduate School of Business. He graduated from the University of Texas School of Law in 2005. He was commissioned as an officer in the United States Air Force, where he continues to serve in the Reserve component.

Mr. Ferguson’s experience on audit, compliance, and regulatory issues make him well qualified to serve on of the Board.

Skyler M. Howton was elected to our Board of Directors in 2024. She has practiced law as a Dallas-based attorney since 2013, and she currently serves as the Mass Torts Practice Group Leader at the Rogge Dunn Group, PC, where she handles product liability claims against major corporations nationwide. Ms. Howton has also represented small, large, and Fortune 50 companies over her more than ten years’ experience at AM Law 100 firms. Ms. Howton is a 2009 graduate of Pepperdine University and a 2012 graduate of Baylor Law School, where she served as Articles Editor of the Baylor Law Review. In 2022, Ms. Howton returned to Baylor Law School to obtain an LLM in Litigation Management. Ms. Howton is active in the Dallas community. Ms. Howton served as a Dallas CASA for more than five years. Ms. Howton currently serves as a committee chair for Attorneys Serving the Community, a position she has held for nearly ten years, and as a Vice President on the Board of Directors for the Dallas Women Lawyers Association.

Ms. Howton’s experience on compliance, regulatory, and corporate governance issues make her well qualified to serve on the Board.

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

Audit committee members must also satisfy the independence criteria set forth in Rule 10A 3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A 3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Jeffrey K. Stouder, Brian J. Ferguson and Skyler M. Howton, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Under Nasdaq rules, the membership of each committee consists entirely of independent directors. The following is a brief description of our committees.

Audit Committee

The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee is responsible for assisting the Board in its oversight of: (i) the integrity of the consolidated financial statements of the Company; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the independent auditor’s qualifications and independence, and (iv) the performance of the Company’s internal audit function.

The members of our Audit Committee currently are Jeffrey Stouder (Chair), Brian Ferguson and Skyler Howton. A copy of our Audit Committee Charter is available on our website at www.legacyhousing.com under the Investor Relations section.

We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes Oxley Act, Nasdaq and SEC rules and regulations. In addition, the Board has determined that Jeffrey K. Stouder qualifies as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our Board of Directors.

Compensation Committee

The Compensation Committee is tasked with reviewing the compensation provided to the Company’s executive officers and directors.

The current members of our Compensation Committee are Skyler Howton (Chair), Brian Ferguson and Jeffrey Stouder. A copy of our Compensation Committee Charter is available on our website at www.legacyhousing.com under the Corporate Governance tab of the Investor Relations section.

We believe that the current composition of our Compensation Committee meets the requirements for independence under any applicable provisions of the Sarbanes Oxley Act and Nasdaq and SEC rules and regulations.

Nominations and Corporate Governance Committee

The Nominations and Corporate Governance Committee is tasked with recommending director nominee(s) to the Board of Directors and considering any recommendations made by shareholders.

The Company has not adopted a written formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominations and Corporate Governance Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s businesses. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our businesses and the interests of our stockholders. The Company’s policy is to have at least a majority of directors qualify as “independent” under the listing requirements of Nasdaq.

In the event of a vacancy on the Board, the Nominations and Corporate Governance Committee intends to identify and evaluate candidates by making requests of Board members and others for recommendations, meeting from time to time to evaluate biographical information and background material relating to potential candidates, and having members of the Nominations and Corporate Governance Committee and the Board interview selected candidates. Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders on a timely basis, and that any such nomination accompanied by a written consent of the candidate to being named as a nominee and to serve as a director if elected, the Nominations and Corporate Governance Committee will evaluate director candidates recommended by stockholders by following substantially the same process, and applying substantially the same criteria, as it follows for director candidates submitted by Board members.

The current members of the Nominations and Corporate Governance Committee are Brian Ferguson (Chair) and Skyler Howton. A copy of our Nominations and Corporate Governance Committee Charter is available on our website at www.legacyhousing.com under the Corporate Governance tab of the Investor Relations section.

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

Board Diversity Matrix (as of December 31, 2024)

Total Number of Directors	5

Gender Identity
Directors, Male	4
Directors, Female	1

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our officers, directors and employees and an additional Code of Ethics that applies to the CEO and Senior Financial Officers. Both are posted on the Company’s website at www.legacyhousing.com under the Investor Relations section.

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

Our named executive officers (“NEOs”) are shown in the Summary Compensation Table below and include (i) all persons serving as our principal executive officers during the years ended December 31, 2024 and 2023 and (ii) our three other most highly compensated executive officers who received compensation during the years ended December 31, 2024 and 2023 of at least $100,000 and who were executive officers on December 31, 2024 and 2023.

The annual compensation of our executive officers consists of a base salary and a discretionary bonus. The purpose of the base salary is to provide a fixed amount of cash compensation that is not variable and is generally competitive with market practices. The purpose of the bonus is to provide a variable cash incentive based on performance. In addition, our chief executive officer and chief financial officer each received stock option grants upon hire (as disclosed in the Company’s Form 8-K filings). The annual compensation of our two co-founders, Mr. Hodgson and Mr. Shipley, is nominal as their significant equity positions in the Company drives their total compensation. The Company does not have a formal compensation plan.

Employment Agreements

The Company maintains employment agreements with Messrs. Shipley, Bates and Fiedelman.

Kenneth E. Shipley’s Employment Agreement. On November 27, 2018, we entered into an employment agreement with Kenneth E. Shipley to serve as our Co-Chief Executive Officer. From February 2019 to June 2022, Mr. Shipley served as our President and sole Chief Executive Officer, and in June 2022, Mr. Shipley became our Executive Vice President. In December, 2024, Mr. Shipley became Chairman of the Board of Directors. Mr. Shipley’s initial term of the employment agreement expired on December 31, 2021, and his current term of employment automatically extends for one year, every year on December 31. Under his employment agreement, Mr. Shipley’s annual base salary is $50,000, and he is entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of Mr. Shipley’s employment. Mr. Shipley is entitled to receive his base salary for the remaining portion of the employment period if he is terminated without cause. Additionally, in the event Mr. Shipley’s employment with us is terminated within one year after a change of control (as defined in the employment agreement) for certain reasons, we have agreed to pay Mr. Shipley an amount equal to two years’ compensation at his then current rate of pay. The employment agreements also contains customary confidentiality, intellectual property, non-solicitation and non-competition covenants.

Duncan Bates’ Employment Agreement. On June 7, 2022, we entered into an employment agreement with Duncan Bates to serve as our President and Chief Executive Officer for an initial term beginning June 7, 2022 and ending June 7, 2027. The employment agreement provides for Mr. Bates to receive a base salary of $300,000 per year and a restricted stock award of 14,700 shares of Company common stock as a signing bonus, which vested one-half each on the first and second anniversary of the effective date. Mr. Bates is eligible for an annual incentive bonus that will be determined by the Board. The employment agreement grants Mr. Bates (i) qualified stock options valued at $1,000,000 that vest at a rate of 10% per year, (ii) an option to purchase 300,000 shares of Company common stock at an exercise price of $36 per share, which shall vest one-tenth on each anniversary of the effective date and have a term of ten years and (iii) an option to purchase 600,000 shares of Company common stock at an exercise price of $48 per share, which shall vest one-tenth on each anniversary of the effective date and have a term of ten years; each of these grants shall be subject to the terms of the Company’s 2018 Incentive Compensation Plan. Mr. Bates is also entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of the Mr. Bates’ employment. Mr. Bates is entitled to receive an amount equal to one years’ base salary and bonus if he is terminated without cause. Additionally, in the event Mr. Bates’ employment with us is terminated within two years after a change of control (as defined in the employment agreement) for certain reasons, we have agreed to pay Mr. Bates an amount equal to one years’ compensation at his then current rate of pay. The employment agreement also contains customary confidentiality, intellectual property, non-solicitation and non-competition covenants.

Jeffrey M. Fiedelman’s Employment Agreement. On September 10, 2023, we entered into an employment agreement with Jeffrey M. Fiedelman to serve as our Chief Financial Officer for an initial term beginning September 10, 2023 and ending September 10, 2028. The employment agreement provides for Mr. Fiedelman to receive a base salary of $275,000 per year. Mr. Fiedelman is eligible for an annual incentive bonus that will be determined by the Board. The employment agreement grants Mr. Fiedelman qualified stock options valued at $500,000 that vest at a rate of 20% per year and shall be subject to the terms of the Company’s 2018 Incentive Compensation Plan. Mr. Fiedelman also is entitled to receive such health, death, disability, and other insurance benefits, and to participate in such retirement and other plans, as are made available to other executive officers of the Company. The employment agreement provides for customary provisions for the termination of the Mr. Fiedelman’s employment. Mr. Fiedelman is entitled to receive an amount equal to one years’ base salary and bonus if he is terminated within two years after a change of control (as defined in the employment agreement) for certain reasons. The employment agreements also contains customary confidentiality, intellectual property, non-solicitation and non-competition covenants.

Employee Benefits

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

Clawback Policy

The Company adopted an executive compensation clawback policy in December, 2023, that provides for the recoupment from certain executives of incentive compensation in the event of an accounting restatement or the occurrence of other clawback events described in the policy. The policy is designed to deter and prevent detrimental conduct and to protect our investors from financial misconduct.

Summary Compensation Table

The table below shows the compensation paid to or earned by our NEOs for the years ending December 31, 2024 and December 31, 2023.

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2024	119,423	—	—	—	—	119,423
Executive Chairman and Director (1)	2023	200,000	—	—	—	—	200,000
Kenneth E. Shipley	2024	50,000	—	—	—	—	50,000
Executive Vice President, Director and Chairman of the Board (2)	2023	50,000	—	—	—	—	50,000
R. Duncan Bates	2024	300,000	30,000	—	—	—	330,000
President and Chief Executive Officer	2023	300,000	100,000	—	—	—	400,000
Jeffrey V. Burt	2024	—	—	—	—	—	—
Chief Accounting Officer (3)	2023	256,500	—	—	—	—	256,500
Ronald C. Arrington	2024	—	—	—	—	—	—
Chief Financial Officer (4)	2023	153,462	—	—	—	—	153,462
Jeffrey M. Fiedelman	2024	276,058	27,500	—	—	—	303,558
Chief Financial Officer (5)	2023	76,154	10,000	—	349,740	—	435,894
(1)	Mr. Hodgson was Executive Chairman in 2023 and through December 4, 2024; he currently is a Director.
(2)	Mr. Shipley was Executive Vice President and Director in 2023 and 2024; effective December 4, 2024 he became Chairman of the Board of Directors.
(3)	Mr. Burt left the Company in December 2023.
(4)	Mr. Arrington left the Company in September 2023.
(5)	Mr. Fiedelman joined the Company as Chief Financial Officer in September 2023.

Grants of Plan Based Awards

There were no grants of plan-based awards to any of our NEOs for the year ending December 31, 2024.

Outstanding Equity Awards

The following table lists outstanding equity awards held by our NEOs as of December 31, 2024.

		Estimated Future Payouts Under				Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards				Equity Incentive Plan Awards
Equity incentive
								Equity incentive	plan awards:
								plan awards:	market or payout
		Number of	Number of					number of	value of
		Securities	Securities			Number of	Market Value of	unearned	unearned
		Underlying	Underlying			Shares or Units	Shares or Units	shares, units	shares, units
		Unexercised	Unexercised	Options	Option	of Stock That	of Stock That	or other rights	or other rights
		Options	Options	Exercise	Expiration	Have Not	Have Not	that have not	that have not
Name	Grant Date	# Exercisable	# Unexercisable	Price ($)	Date	Vested (#)	Vested (#) (1)	vested (#)	vested ($)
Duncan Bates (1)	6/7/22	—	49,968	16.01	6/7/32
	6/7/22	60,000	240,000	36.00	6/7/32
	6/7/22	120,000	480,000	48.00	6/7/32

Jeffrey M. Fiedelman (2)	12/1/23	4,299	17,197	23.26	12/1/28

(1)	Mr. Bates received the awards upon joining the Company as Chief Executive Officer in June 2022.
(2)	Mr. Fiedelman received the award upon joining the Company as Chief Financial Officer in September 2023.

Options Exercised and Stock Vested

The following table includes certain information with respect to the options exercised and stock vested by the NEOs during the year ended December 31, 2024.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Duncan Bates	12,492	88,568	7,350	166,992

Pension Benefits and Nonqualified Deferred Compensation

We do not provide any pension benefits, nonqualified defined contribution or other deferred compensation plans for our NEOs.

Potential Payments Upon Termination or Change of Control

We are party to employment agreements with NEOs Shipley, Bates and Fiedelman. This section describes the payments and benefits that may be payable upon certain terminations of employment or a change of control and the events that trigger them. Certain equity awards held by these NEOs are subject to accelerated vesting on a change in control. This section describes the payments and benefits that may be payable upon certain terminations of employment or a change of control and the events that trigger them.

Our payment obligations under each employment agreement are contingent upon the NEO executing and delivering a reasonable general release of claims in favor of the Company. Mr. Shipley does not have this this requirement.

The employment agreements for these NEOs require the NEO to satisfy the following obligations:

1.	During his employment and for 12 months following his termination of employment the NEO must comply with the provisions of a covenant not to compete, except for Mr. Fiedelman who must comply for 6 months if he terminates employment voluntarily or for 12 months if he is terminated by the Company for cause, death or disability, or without cause after a Change of Control.
2.	During his employment and for 24 months following his termination of employment, the NEO must comply with a customary non-solicitation covenant.
3.	During his employment and at all times subsequent to the last day of his employment, the NEO must comply with a customary confidentiality covenant.

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

Involuntary Termination. The Company may terminate an NEO for cause or without cause. Termination for cause occurs when we decide to terminate a NEO based on our good faith determination that one of certain events have occurred. In this case, the Company does not have any continuing obligation after termination to the NEO. Termination without cause occurs when we decide to terminate the NEO’s employment for any reason other than for cause or disability. For Mr. Shipley and Mr. Bates, the Company is obligated to provide benefits for 12 months following termination. For Mr. Shipley, the Company is obligated to pay his base salary for the remainder of his employment period as stated in his employment agreement as if he was still employed by the Company. For Mr. Bates, the Company is obligated to pay his base salary for 12 months following termination plus a prorated bonus amount, both paid as if he was still employed by the Company. For Mr. Fiedelman, the Company does not have any continuing obligation.

Voluntary Termination. The NEO may terminate his employment voluntarily, in which case the Company does not have any continuing obligation to the NEO.

Change of Control. For Mr. Shipley, if his employment is terminated within 12 months after a change in control (as defined in his employment agreements), the Company is obligated to pay his base salary for 24 months following termination.  For Mr. Bates and Mr. Fiedelman, if their employment is terminated within 24 months after a change in control (as defined in their employment agreements), the Company is obligated to pay their base salary for 12 months following termination in a lump sum payment. Mr. Bates and Mr. Fiedelman hold equity awards that are subject to accelerated vesting upon a change of control.

The following table and footnotes present potential payments to each NEO as if the NEO’s employment had been terminated on December 31, 2024 involuntarily, without cause , and/or if a change in control had occurred on such date.

		Involuntary
		Termination
	Change of	Without
	Control	Cause
Name	($)	($)
Duncan Bates
Salary continuation	300,000	300,000
Annual bonus	—	—
Equity awards (1)	433,223	—
Kenneth E. Shipley
Salary continuation (2)	100,000	45,835
Annual bonus	—	—
Equity awards	—	—
Jeffrey M. Fiedelman
Salary continuation	275,000	—
Annual bonus	—	—
Equity awards (3)	24,420	—

(1)	Mr. Bates’ equity awards include unvested stock options that would vest upon a change of control. Stock option value is based on the difference between the Company’s closing stock price at December 31, 2024 and the exercise price.
(2)	Mr. Shipley’s has a one year employment period that automatically renews, The current employment period terminates in November, 2025.
(3)	Mr. Fiedelman’s equity awards include unvested stock options that would vest upon a change of control. Stock option value is based on the difference between the Company’s closing stock price at December 31, 2024 and the exercise price.

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

Excluding our CEO, we identified our median employee by preparing a list of all 594 individuals employed by the Company as of December 31, 2024, and examined the total compensation paid to each such individual as reflected in the Company’s payroll records. We included all employees (other than our CEO), whether employed on a full-time, part-

time, seasonal or temporary basis. We annualized the compensation for any permanent employees who were not employed by us for all of 2024.

The 2024 annual total compensation of our CEO was $400,000. The 2024 annual total compensation of our median employee was $32,240, and the ratio of these amounts is 12:1.

Pay versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain measures of financial performance of the Company.

The following table provides information regarding Compensation Actually Paid (“CAP”) to our Principle Executive Officer (“PEO”) and non-PEO NEOs during the last three fiscal years, as well as total shareholder return and net income.

Value of Initial
					Average		Fixed $100
					Summary	Average	Investment
	Summary	Compensation	Summary	Compensation	Compensation	Compensation	Based On:
	Compensation	Actually	Compensation	Actually	Table Total for	Actually Paid to	Cumulative
	Total for	Paid to	Total for	Paid to	Non-PEO	Non-PEO	Total
	PEO	PEO	PEO	PEO	NEOs	NEOs	Shareholder	Net Income
Year	($) (1)	($) (1)	($) (1)	($) (1)	($) (2)	($) (2)	Return ($)	(in thousands) ($)
2024	400,000	(1,155,827)	—	—	157,660	284,182	93.24	61,642
2023	400,000	587,176	—	—	219,171	26,046	95.28	54,460
2022	5,032,412	8,751,772	50,000	50,000	1,626,155	1,711,072	71.63	67,773

1)	During 2024 and 2023, our PEO was Duncan Bates; during 2022, our PEOs were Kenneth E. Shipley and Duncan Bates
2)	During 2024, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley and Jeffrey M. Fiedelman; during 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington and Jeffrey M. Fiedelman; during 2022, our Non-PEO NEOs were Curtis D. Hodgson, Jeffrey V. Burt, and Ronald C. Arrington

Adjustments to the Summary Compensation Table Total to arrive at CAP for our PEO are shown below. No adjustments were necessary for defined benefit and pension plans or dividends. The assumptions used for determining the fair values shown in this table are consistent with those used to determine the fair values disclosed as of the grant date of such awards.

			Plue: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid
	PEO	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	to PEO
Year	($)	($)	($)	($)	($)	($)	($)	($)
2024 (1)	400,000	—	—	—	(1,565,986)	10,159	—	(1,155,827)
2023 (1)	400,000	—	—	—	404,432	(217,256)	—	587,176
2022 (1)	5,032,412	(4,815,104)	8,534,464	—	—	—	—	8,751,772
2022 (2)	50,000	—	—	—	—	—	—	50,000

1)	Data shown for PEO Duncan Bates
2)	Data shown for PEO Kenneth Shipley

Adjustments to the Summary Compensation Table Total to arrive at CAP for non-PEO NEOs (shown as an average) are presented below. No adjustments were necessary for defined benefit and pension plans or dividends.

			Plue: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid to
	Non-PEO NEOs	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	Non-PEO NEOs
Year	($)	($)	($)	($)	($)	($)	($)	($)
2024 (1)	157,660	—	157,981	—	—	—	(31,459)	284,182
2023 (2)	219,171	(69,948)	77,214	—	—	4,704	(205,095)	26,046
2022 (3)	1,626,155	(1,425,386)	259,417	1,247,000	2,914	972	—	1,711,072

1)	During 2024, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley and Jeffrey M. Fiedelman
2)	During 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington and Jeffrey M. Fiedelman
3)	During 2022, our Non-PEO NEOs were Curtis D. Hodgson, Jeffrey V. Burt, and Ronald C. Arrington

The graph below illustrates the relationship between CAP and cumulative total shareholder return. The cumulative total shareholder return assumes $100 was invested for the period starting December 31, 2021 through the end of the listed fiscal year. The graph shows CAP for both PEOs, Duncan Bates and Kenneth Shipley.

CAP vs Cumulative Total Shareholder Return
10,000,000
8,000,000
6,000,000
4,000,000
2,000,000
-
(2,000,000)
Compensation Actually Paid ($)
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Shareholder Return (FYE 2024 indexed to $100)
$71.63
1,711,072
50,000
$95.28
0
26,046
$93.24
0
284,182
2022
2023
2024
Fiscal Year
PEO 1 Compensation Actually Paid
PEO 2 Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
TSR

The graph below illustrates the relationship between CAP and net income. The graph shows CAP for both PEOs, Duncan Bates and Kenneth Shipley.

CAP vs Net Income
10,000,000
8,000,000
6,000,000
4,000,000
2,000,000
-
(2,000,000)
100,000
90,000
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
-
Compensation Actually Paid ($)
Net Income ($ in thousands)
$67,773
$54,460
$61,642
1,711,072
50,000
0
26,046
0
284,182
2022
2023
2024
Fiscal Year
PEO 1 compensation Actually Paid
PEO 2 compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Net Income

We structure our executive compensation program to award compensation based on individual and Company performance, to be competitive in the market and to retain our executives.

2018 Incentive Compensation Plan

Our board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2018 Incentive Compensation Plan (the “Plan”) prior to the closing of our IPO. The purpose of our Plan is to assist us in attracting, motivating, retaining and rewarding high quality executives and other employees, officers, directors, consultants and other persons who provide services to us.

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

Types of Awards. Our Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock based awards and performance awards. Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

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

Stock Options and Stock Appreciation Rights. The committee is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the committee or under procedures established by the committee. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

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

Director Compensation

Directors who are also officers or employees of the Company do not receive any special or additional remuneration for service on the board. We currently compensate each non employee director through annual restricted stock grants and by paying annual fees for their participation on the board and on respective board committees. Our directors receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in restricted stock grants that vest as of the next annual meeting or in one year. We also compensate our directors for serving as a committee member and a committee chair. Our board of directors reviews director compensation annually or when circumstances exist requiring reexamination and adjusts it according to then current market conditions and good business practices. The following table provides information regarding compensation paid to each non-employee director during the year ended December 31, 2024:

	Fees Earned
	or Paid in	Stock
Name	Cash ($)	Awards ($) (1)	Total ($)
Jeffrey K. Stouder	57,000	10,000	67,000
Brian J. Ferguson	52,000	10,000	62,000
Francisco J. Coll (2)	10,000	—	10,000
Skyler M. Howton (2)	10,000	10,000	20,000

(1)	Amounts in this column reflect the fair value of restricted stock based on the closing price of the Company’s stock on the grant date
(2)	Mr. Coll resigned in May, 2024 and he was replaced by Ms. Howton in December, 2024

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock owned by stockholders in the following groups as of March 12, 2025 (the “Beneficial Ownership Date”), or, in respect of any 5% Holder (as defined below), the date of such holder’s most recent Schedule 13D or Schedule 13G filed with the SEC:

●	each person or group of affiliated persons known by us to be the beneficial owner of 5% or more of our common stock (“5% Holder”);
●	each of our current directors and director nominees and each of our named executive officers individually; and
●	all our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 24,129,362 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	4,163,310	17.3%
Kenneth E. Shipley (2)	2,993,610	12.4%
Duncan Bates (3)	33,267	*
Jeffrey M. Fiedelman	—	*
Jeffrey K. Stouder	12,423	*
Brian J. Ferguson	390	*
Skyler M. Howton	390	*
5% Stockholders
William Shipley (2)	2,865,953	11.9%
c/o Legacy Housing Corporation
1600 Airport Freeway, #100
Bedford, TX 76022

Douglas Shipley (2)	2,885,978	12.0%
c/o Legacy Housing Corporation
1600 Airport Freeway, #100
Bedford, TX 76022

American Endowment Foundation	2,161,000	9.0%
5700 Darrow Road, Suite 118
Hudson, Ohio 44236

All directors, director nominees and executive officers as a group (7 persons)	7,203,390	29.9%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, and 2,669,056 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares.
(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 2,865,953 and 2,885,978 shares of our common stock, respectively, as to which shares Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Bates’ beneficial ownership consists of 1,075 shares of common stock granted to him for service as a board member during 2021 and 2022, 5,000 shares of common stock purchased on the open market, 14,700 shares of common stock granted to him during the two-year period commencing on June 7, 2022 under our 2018 Incentive Compenation Plan, which are currently vested, and 12,492 shares of common stock from the exercise of stock options granted to him under our 2018 Incentive Compensation Plan.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

 To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2024 and through the date of this filing, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2024 and through the date of this filing:

Name and Principal Position	Number Of Late Reports	Transactions Not Reported In A Timely Manner	Number Of Reports Not Filed
Curtis D. Hodgson, Director	1	1	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $115 and $403 as of December 31, 2024 and 2023, respectively. Accounts payable balances due to Bell were $58 and $18 as of December 31, 2024 and 2023, respectively. Home sales to Bell were $5,748 and $4,543 for the years ended December 31, 2024 and 2023.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $78 and $143 as of December 31, 2024 and 2023, respectively. Accounts payable balances due to Shipley were $22 and $67 as of December 31, 2024 and 2023, respectively. Home sales to Shipley were $2,545 and $1,199 for the years ended December 31, 2024 and 2023, respectively.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law.

Policies and Procedures for Transactions with Related Persons

Pursuant to a policy approved by the Board, all related party transactions must be disclosed to the Board, and the Board’s discretion, in reviewing such, is plenary.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Frazier & Deeter, LLC served as our independent registered public accountants for the years ended December 31, 2024 and 2023. Daszkal Bolton, LLP served as our independent registered public accountants for the the three months ended March 31, 2023. CohnReznick LLP served as our independent registered public accountants for the three months ended June 30, 2023 and September 30, 2023.

Audit Fees

For our fiscal years ended December 31, 2024 and 2023, we were billed approximately $590,000 and $505,000, respectively, for professional services rendered by Frazier & Deeter, LLC.  For services rendered in 2023 rendered by Daszkal Bolton, LLP, we were billed $30,000. For services rendered in 2023 rendered by CohnReznick LLP, we were billed $80,610. Audit fees consist of the aggregate fees billed for (i) the audit of our annual financial statements included herein and (ii) services that are normally provided in connection with statutory and regulatory filings or engagements such as comfort letters, consents and other services.

Audit Related, Tax and Other Fees

There were no fees for (i) audit related services, (ii) professional services for tax compliance, tax advice, and tax planning or (iii) any services that fell into the classification of “Other Fees” rendered by our independent auditors for the years ended December 31, 2024 and 2023.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the audit committee prior to the commencement of such services. No services were performed before or without approval.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation.
3.2		Amended and Restated Bylaws of Legacy Housing Corporation.
4.1		Specimen Common Stock Certificate.
4.2	*	Description of Securities of the Registrant
10.1	†	2018 Incentive Compensation Plan.
10.2		Promissory Note, dated December 14, 2011, from Legacy Housing, Ltd. to Capital One, N.A.
10.3		Amended and Restated Promissory Note, dated December 12, 2013, from Legacy Housing, Ltd. to Capital One, N.A.
10.4		Second Amended and Restated Promissory Note, dated March 31, 2014, from Legacy Housing, Ltd. to Capital One, N.A.
10.5		Third Amended and Restated Promissory Note, dated May 12, 2017, from Legacy Housing, Ltd. to Capital One, N.A.
10.6		Fourth Amendment to Loan and Security Agreement, dated July 2015, between Legacy Housing, Ltd. and Capital One, N.A.
10.7		Amended and Restated Promissory Note, dated April 4, 2016, from Legacy Housing, Ltd. to Veritex Community Bank.
10.8		Promissory Note, dated April 7, 2011, from Legacy Housing, Ltd. to Woodhaven Bank Fossil Creek, a Branch of Woodhaven National Bank.
10.9		Promissory Note, dated May 24, 2016, from Legacy Housing, Ltd. to Eagle One, LLC.
10.10		Promissory Note, dated February 16, 2016, from Legacy Housing, Ltd. to DT Casualty Insurance Company Ltd.
10.11		Lease Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd., together with related Option Agreement.
10.12		Bond Purchase Loan Agreement, dated as of December 1, 2016, between Putnam Development Authority and Legacy Housing, Ltd.
10.13		Form of Indemnification Agreement.
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees.
10.15	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Curtis D. Hodgson.
10.16	†	Employment Agreement, dated as of November 27, 2018, between Legacy Housing Corporation and Kenneth E. Shipley.
10.17		Loan and Security Agreement, dated December 14, 2011, between Legacy Housing, Ltd. and Capital One, N.A.
10.18		First Amendment to Loan and Security Agreement, dated December 12, 2013, between Legacy Housing, Ltd. and Capital One, N.A.
10.19		Second Amendment to Loan and Security Agreement, dated March 31, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.20		Third Amendment to Loan and Security Agreement, dated May 20, 2014, between Legacy Housing, Ltd. and Capital One, N.A.
10.21		Amendment to Loan and Security Agreement, dated May 12, 2017, between Legacy Housing, Ltd. and Capital One, N.A.
10.22		Loan Agreement, dated April 4, 2016, by and between Legacy Housing, Ltd. and Veritex Bank.
10.23	†	Amended and Restated Employment Agreement, dated as of January 5, 2022, between Legacy Housing Corporation and Curtis D. Hodgson.
10.24		Credit Agreement, dated as of July 28, 2023, by and among Legacy Housing Corporation, Prosperity Bank as administrative agent, and the lenders party thereto

Exhibit Number		Description

10.25	†	Employment Agreement, effective June 7, 2022 by and between Legacy Housing Corporation and Duncan Bates
10.26	†	Employment Agreement, dated September 10, 2023 between Legacy Housing Corporation and Jeff Fiedelman
10.27		Settlement Agreement and Release dated July 27, 2024
14.1		Code of Ethics and Business Conduct.
14.2		Code of Ethics for the CEO and Senior Financial Officers.
19	*	Insider Trading and Confidentiality Notice to Company Personnel, dated August, 2022
23.1	*	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification.
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.
97.1		Executive Compensation Clawback Policy
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Compensatory plan or agreement.
*	Filed herewith.

(a)2.	Financial Statement Schedules

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

LEGACY HOUSING CORPORATION

By:	/s/ R. Duncan Bates
	Name:	R. Duncan Bates
	Title:	President and Chief Executive Officer
	Date:	March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth E. Shipley Kenneth E. Shipley	Chairman of the Board, Executive Vice President (principal executive officer)	March 12, 2025

/s/ Jeffrey M. Fiedelman Jeffrey M. Fiedelman	Chief Financial Officer (principal financial officer)	March 12, 2025

/s/ Curtis D. Hodgson	Director	March 12, 2025
Curtis D. Hodgson

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	March 12, 2025

/s/ Brian J. Ferguson Brian J. Ferguson	Director	March 12, 2025

/s/ Skyler M. Howton Skyler M. Howton	Director	March 12, 2025