Form 10-Q
period 2025-03-31
Legacy Housing Corp
filed 2025-05-12
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 24,117,896 shares of Common Stock ($0.001 par value) outstanding as of May 12, 2025.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$3,414	$1,149
Accounts receivable, net	4,982	3,985
Dealer financed receivables, net	31,678	32,585
Consumer loans receivable, current	8,867	8,623
Notes receivable from mobile home parks (“MHP”), current	22,422	23,770
Other notes receivable, current	13,072	12,152
Inventories, net	41,404	37,538
Prepaid expenses and other current assets	4,705	4,504
Total current assets	130,544	124,306
Consumer loans receivable, net	170,607	165,482
Notes receivable from mobile home parks (“MHP”), net	180,244	182,694
Other notes receivable, net	2,744	2,764
Other assets - leased mobile homes	4,185	4,557
ROU assets - operating leases	1,207	1,321
Other assets	6,630	5,485
Property, plant and equipment, net	48,445	47,585
Total assets	$544,606	$534,194
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,979	$5,091
Accrued liabilities	15,238	13,672
Customer deposits	2,285	1,880
Escrow liability	12,388	11,623
Operating lease obligation	461	476
Total current liabilities	33,351	32,742
Long‑term liabilities:
Operating lease obligation, less current portion	816	920
Lines of credit	—	—
Deferred income taxes, net	2,206	2,206
Dealer incentive liability	4,505	4,370
Total liabilities	40,878	40,238
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 and 24,865,906 issued and 24,129,362 and 24,158,311 outstanding at March 31, 2025 and December 31, 2024, respectively	32	31
Treasury stock at cost, 736,980 and 707,595 shares at March 31, 2025 and December 31, 2024, respectively	(10,550)	(9,875)
Additional paid-in-capital	182,570	182,400
Retained earnings	331,676	321,400
Total stockholders' equity	503,728	493,956
Total liabilities and stockholders' equity	$544,606	$534,194

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Net revenue:
Product sales	$24,290	$30,833
Consumer, MHP and dealer loans interest	10,655	10,633
Other revenue	725	1,777
Total net revenue	35,670	43,243
Operating expenses:
Cost of product sales	17,192	20,466
Cost of other sales	515	—
Selling, general and administrative expenses	6,296	5,889
Dealer incentive	76	138
Total operating expenses	24,079	26,493
Income from operations	11,591	16,750
Other income (expense):
Non‑operating interest income	467	1,302
Miscellaneous, net	675	737
Interest expense	(5)	(276)
Total other income	1,137	1,763
Income before income tax expense	12,728	18,513
Income tax expense	(2,452)	(3,373)
Net income	$10,276	$15,140
Weighted average shares outstanding:
Basic	24,133,253	24,393,003
Diluted	24,794,928	25,125,016
Net income per share:
Basic	$0.43	$0.62
Diluted	$0.41	$0.60

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	—	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,866,342	$32	$(10,550)	$182,570	$331,676	$503,728

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$10,276	$15,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	423	423
Amortization of deferred revenue	(341)	(729)
Provision for accounts and notes receivable	692	(171)
Provision for inventories	15	89
Gain from sale of property	(82)	—
Gain from sale of assets	—	(57)
Non-cash operating lease expense	(5)	(12)
Share based compensation expense	171	257
Other non cash items	—	17
Changes in operating assets and liabilities:
Accounts receivable	(1,181)	237
Consumer loans activity, net	(5,459)	(2,428)
Notes receivable MHP activity, net	3,854	(1,245)
Dealer inventory loan activity, net	901	(1,228)
Inventories, net	(3,882)	(2,097)
Prepaid expenses and other current assets	(331)	(754)
Other assets - leased mobile homes	272	2,427
Other assets	(1,172)	(694)
Accounts payable and accrued liabilities	(547)	772
Right of use activity, net	—	7
Customer deposits	404	(37)
Escrow liability	766	849
Dealer incentive liability	134	40
Net cash provided by operating activities	4,908	10,806
Investing activities:
Purchases of property, plant and equipment	(1,261)	(871)
Proceeds from sale of property	160	22
Issuance of notes receivable	(979)	(590)
Notes receivable collections	17	4,107
Collections from purchased loans	95	53
Net cash (used in) provided by investing activities	(1,968)	2,721
Financing activities:
Proceeds from exercise of stock options	—	100
Purchases of treasury stock	(675)	(1,871)
Proceeds from lines of credit	—	12,736
Payments on lines of credit	—	(24,619)
Net cash used in financing activities	(675)	(13,654)
Net increase (decrease) in cash	2,265	(127)
Cash at beginning of period	1,149	748
Cash at end of period	$3,414	$621
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$411
Cash paid for taxes	$13	$—

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed on March 12, 2025. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Significant estimates made in connection with the accompanying financial statements primarily relate to the determination and valuation of notes receivable from mobile home parks, consumer loans receivable, other notes receivable, dealer financed receivables, fair value of financial instruments and income taxes. Actual results could differ from these estimates.

Segment

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At March 31, 2025, December 31, 2024, and December 31, 2023, the allowance for doubtful accounts totaled $763, $578, and $651, respectively. At March 31, 2025, December 31, 2024, and December 31, 2023 accounts receivable, net was $4,982, $3,985, and $4,656, respectively.

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

During the three months ended March 31, 2025, the Company sold 26 leased mobile homes for $950 to one mobile home park customer which is included in Product sales on the accompanying statements of income. During the three months ended March 31, 2024, the Company sold 120 leased mobile homes for $5,450 to one mobile home park customer which is included in Product sales on the accompanying statements of income.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at March 31, 2025, is as follows:

2025	$829
2026	1,106
2027	933
2028	777
2029	502
Thereafter	254
Total	$4,401

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

The following table summarizes activity within the warranty liability for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Warranty liability, beginning of period	$1,950	$2,910
Product warranty reserve accrued	576	941
Warranty costs incurred	(493)	(537)
Warranty liability, end of period	$2,033	$3,314

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2025, the Company had 8.7 million shares available for grant under the Plan.

As of March 31, 2025, approximately 1,013,000 options were outstanding, 189,000 options were exercisable, and 824,000 options remained nonvested. Unrecognized compensation expense related to these options at March 31, 2025 was $4,056 and is expected to be recognized over 7.0 years. Total share based compensation expense for the three months ended March 31, 2025 and 2024 was $171 and $257, respectively.

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

Recent Accounting Pronouncements

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances current and interim annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation requirements in ASC 280 – Segment Reporting on an interim and annual basis. We adopted ASU 2023-07 on a retrospective basis for annual periods starting with our Annual Report on Form 10-K for the year ending December 31, 2024.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $493 and $537 for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, total cost of product sales included $1,729 and $1,408 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

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

For the three months ended March 31, 2025, there were no mobile home park (“MHP”) customers that accounted for more than 5.0% of our product sales. For the three months ended March 31, 2024, MHP sales to two independent third parties and their affiliates accounted for $5,450 or 17.7% and $2,799 or 9.1% of our product sales.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Product sales:
Direct sales	$1,489	$1,795
Commercial sales	6,795	13,602
Inventory finance sales	11,131	8,463
Retail store sales	3,342	4,796
Other product sales (1)	1,533	2,177
Total product sales	24,290	30,833
Loan portfolio interest:
Interest - consumer installment notes	5,655	5,100
Interest - MHP notes	4,223	4,608
Interest - dealer finance notes	777	925
Total loan portfolio interest	10,655	10,633
Other revenue	725	1,777
Total net revenue	$35,670	$43,243
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% as of March 31, 2025 and December 31, 2024. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $12,388 and $11,623 as of March 31, 2025 and December 31, 2024, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $5,076 and $3,931 as of March 31, 2025 and December 31, 2024, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of March 31,	As of December 31,	As of December 31,
	2025	2024	2023
Consumer loans receivable	$182,789	$177,289	$159,738
Loan discount and deferred financing fees	(2,503)	(2,490)	(2,473)
Allowance for loan losses	(812)	(694)	(765)
Consumer loans receivable, net	$179,474	$174,105	$156,500

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended March 31,
	2025	2024
Allowance for loan losses, beginning of period	$694	$765
Provision for loan losses	193	(268)
(Charge offs) recoveries	(75)	67
Allowance for loan losses, end of period	$812	$564

The following table presents impaired and general reserve for allowance for loan losses:

	As of March 31,	As of December 31,
	2025	2024
Total consumer loans	$182,789	$177,289
Allowance for loan losses	$812	$694
Impaired loans individually evaluated for impairment	$3,663	$3,582
Specific reserve against impaired loans	$799	$680
Other loans collectively evaluated for allowance	$179,126	$173,707
General allowance for loan losses	$13	$14

A detailed aging of consumer loans receivable that are past due is as follows:

	As of March 31,		As of December 31,
	2025	%	2024	%
Total consumer loans receivable	$182,789	100.0	$177,289	100.0
Past due consumer loans:
31 - 60 days past due	$1,559	0.9	$2,014	1.1
61 - 90 days past due	490	0.3	297	0.2
91 - 120 days past due	351	0.2	462	0.3
Greater than 120 days past due	3,310	1.8	3,120	1.8
Total past due	$5,710	3.2	$5,893	3.4

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$11,575	$33,773	$27,728	$21,340	$18,017	$64,647	$177,080%	96.9
30-90 days past due	—	367	501	253	584	344	2,049	1.1
> 90 days past due	—	318	573	584	997	1,188	3,660	2.0
Total	$11,575	$34,458	$28,802	$22,177	$19,598	$66,179	$182,789%	100.0

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

4.9% to 11.5%. The average interest rate per loan was approximately 7.8% as of March 31, 2025 and December 31, 2024, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of March 31, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 23.9%, 13.1% and 11.5% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 23.5%, 14.6% and 11.4% of the principal balance outstanding, all of which were secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of March 31, 2025 and December 31, 2024, the MHP Notes balance is presented net of unamortized finance fees of $958 and $1,057, respectively. The finance fees are amortized over the life of the MHP Notes.

As of March 31, 2025, there were past due balances of $131 on MHP Notes. As of December 31, 2024, there were past due balances of $17 on the MHP Notes. For the three months ended March 31, 2025 and 2024, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $776 and $654 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

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

The Company evaluated the recoverability of the New Note as of March 31, 2025 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$204,400	$208,175	$184,280
Loan discount and deferred financing fees	(958)	(1,057)	(1,565)
Allowance for loan losses	(776)	(654)	(735)
Total	$202,666	$206,464	$181,980

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Allowance for loan losses, beginning of period	$654	$735
Provision for loan losses	122	(119)
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$776	$616

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents impaired and general reserve for allowance for loan losses at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Total MHP loans	$204,400	$208,175
Allowance for loan losses	776	654
Impaired loans individually evaluated for impairment	410	—
Specific reserve against impaired loans	28	—
Other loans collectively evaluated for allowance	203,990	208,175
General allowance for loan losses	748	654

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$3,888	$86,690	$40,863	$32,453	$20,613	$17,083	$201,590%	98.6
30-90 days past due	—	1,933	—	467	—	—	2,400	1.2
> 90 days past due	—	410	—	—	—	—	410	0.2
Total	$3,888	$89,033	$40,863	$32,920	$20,613	$17,083	$204,400%	100.0

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

As of March 31, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 31.7%, 21.4% and 10.3% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 33.7%, 22.7% and 10.5% of the principal balance outstanding, all of which were secured by the mobile homes.

As of March 31, 2025, there were past due balances of $1,698 on other notes. As of December 31, 2024, there were past due balances of $1,357 on other notes.

For the three months ended March 31, 2025 and 2024, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $468 and $364 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the impaired balance of other notes was $168 and $141, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Note 4, Notes Receivable from Mobile Home Parks, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended March 31, 2025 provides details regarding a settlement agreement related to prior

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

notes receivable. Prior to the three months ending September 30, 2024, the Company recorded the old Notes described in Note 4 in MHP notes and other notes. The New Note is recorded in MHP notes only.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at March 31, 2025, December 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$16,386	$15,412	$35,353
Loan discount and deferred financing fees	(102)	(132)	(527)
Allowance for loan losses	(468)	(364)	(236)
Total	$15,816	$14,916	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Allowance for loan losses, beginning of period	$364	$236
Provision for loan losses	104	(60)
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$468	$176

The following table presents impaired and general reserve for allowance for loan losses at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Total Other notes receivable	$16,386	$15,412
Allowance for loan losses	468	364
Impaired loans individually evaluated for impairment	2,234	2,038
Specific reserve against impaired loans	168	141
Other notes receivable collectively evaluated for allowance	14,152	13,374
General allowance for loan losses	300	223

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$587	$12,116	$1,409	$—	$—	$33	$14,145%	86.3
30-90 days past due	—	—	761	—	—	591	1,352	8.3
> 90 days past due	—	—	125	541	163	60	889	5.4
Total	$587	$12,116	$2,295	$541	$163	$684	$16,386%	100.0

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

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following at March 31, 2025, December 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$31,878	$32,779	$32,980
Allowance for loan losses	(200)	(194)	(442)
Total	$31,678	$32,585	$32,538

The following table presents a detail of the activity in the allowance for loan losses for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Allowance for loan losses, beginning of period	$194	$442
Provision for loan losses	6	(276)
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$200	$166

The allowance for loan losses reflects management’s estimate of losses inherent in the dealer loans that may be uncollectible based on review and evaluation of the dealer loan portfolio as of the date of the balance sheet. An allowance for loan losses is determined after considering, among other things, the loan characteristics, the financial condition of the dealer and the value and liquidity of collateral.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

7. INVENTORIES, NET

Inventories, net consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Raw materials	$13,583	$13,172
Work in progress	325	478
Finished goods, net	27,496	23,888
Total	$41,404	$37,538

Finished goods includes an allowance of $703 and $688 as of March 31, 2025 and December 31, 2024, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Land	$17,020	$17,025
Buildings and leasehold improvements	13,360	13,353
Construction in Progress	20,864	19,719
Vehicles	1,594	1,594
Machinery and equipment	7,175	7,160
Furniture and fixtures	338	338
Total	60,351	59,189
Less accumulated depreciation	(11,906)	(11,604)
Total property, plant and equipment	$48,445	$47,585

Depreciation expense was $399 and $403 for the three months ended March 31, 2025 and 2024, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $167 and $158 as a component of cost of product sales for the three months ended March 31, 2025 and 2024, respectively.

9. OTHER ASSETS

Other assets consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Prepaid rent	$356	$356
Repossessed homes	6,274	5,129
Total	$6,630	$5,485

Repossessed homes balance as of March 31, 2025 includes $5,076 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2024 includes $3,931 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Warranty reserve	$2,033	$1,950
Litigation reserve	490	328
Payroll	1,461	1,544
Portfolio taxes and title	1,182	1,246
Property tax	414	1,145
Dealer rebates	905	1,012
Sales tax	155	216
Federal and state income taxes	5,734	3,295
Other	2,864	2,936
Total accrued liabilities	$15,238	$13,672

11. LINES OF CREDIT

On July 28, 2023, the Company entered into a new Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. Subsequently, the Company repaid in full the balance due on its prior line of credit with Capital One, N.A. and all commitments under this prior line of credit were terminated. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2025 and 2024, interest expense under the Revolver was $0 and $276, respectively. The outstanding balance of the Revolver as of March 31, 2025 and December 31, 2024 was $0. The interest rate in effect as of March 31, 2025 and December 31, 2024 for the Revolver was 6.76% and 7.61%, respectively. The amount of available credit under the Revolver was $50,000 as of March 31, 2025 and December 31, 2024. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

12. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2025 and 2024 was $2,452 and $3,373 respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 19.3% and 18.2%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and was extended through December 31, 2032 by the Inflation Reduction Act of 2022.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of March 31, 2025 and December 31, 2024, the Company accrued a $809 and $861 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $672 and $805 at March 31, 2025 and December 31, 2024, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of March 31, 2025 and December 31, 2024.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended March 31, 2025 and 2024 was $149 and $159, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended March 31, 2025 and 2024 was approximately $21 and $54, respectively.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $490 and $328 as of March 31, 2025 and December 31, 2024, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

14. FAIR VALUE MEASUREMENTS

The following table shows the estimated fair market value and book value of our consumer loan portfolio, MHP notes and other notes, net of allowances, loan discount fees and deferred financing fees, as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Consumer loan portfolio, fair value	$168,317	$164,755
Consumer loan portfolio, book value	179,474	174,105
Fixed rate MHP Notes, fair value	195,921	199,651
Fixed rate MHP Notes, book value	199,693	203,388
Variable rate MHP Notes, book value	2,973	3,075
Fixed rate other notes, fair value	15,109	14,730
Fixed rate other notes, book value	15,250	14,916
Variable rate other notes, book value	566	—

Part of the MHP Notes, part of the other notes receivable, and our line of credit have variable interest rates that reflect market rates, and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other notes receivable with fixed rates based on the discounted value of the remaining principal and interest cash flows. This is considered a Level III valuation technique.

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

	Three months ended
	March 31,
	2025	2024
Numerator:
Net income (in 000's)	$10,276	$15,140
Denominator:
Basic weighted-average common shares outstanding	24,133,253	24,393,003
Effect of dilutive securities:
Restricted stock	224	6,135
Stock options	661,451	725,878
Diluted weighted-average common shares outstanding	24,794,928	25,125,016
Earnings per share
Basic	$0.43	$0.62
Diluted	$0.41	$0.60

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. As of March 31, 2025, we had a remaining authorization of approximately $13,927. Between April 1, 2025 and May 12, 2025 we repurchased 11,466 shares of common stock for $261 in the open market.

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $64 and $115 as of March 31, 2025 and December 31, 2024, respectively. Accounts payable balances due to Bell were $24 and $58 as of March 31, 2025 and December 31, 2024, respectively. Home sales to Bell were $384 and $1,119 for the three months ended March 31, 2025 and 2024, respectively.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $65 and $78 as of March 31, 2025 and December 31, 2024, respectively. Accounts payable balances due to Shipley were $20 and $22 as of March 31, 2025 and December 31, 2024, respectively. Home sales to Shipley were $392 and $299 for the three months ended March 31, 2025 and 2024, respectively.

17. SUBSEQUENT EVENTS

In connection with the preparation of these interim financial statements, we evaluated subsequent events after the balance sheet date of March 31, 2025 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the interim financial statements other than those disclosed in Note 15 – Earnings Per Share of these interim financial statements.

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

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33 to $180. For the three months ended March 31, 2025 and 2024 we sold 427 and 645 home sections (which are entire homes or single floors that are combined to create complete homes), respectively.

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

For the three months ended March 31, 2025, approximately 62% of our manufactured homes were sold in Texas, followed by 10% in Oklahoma, 8% in Georgia, 4% in Alabama and 3% in New Mexico. For the three months ended March 31, 2024, approximately 54% of our manufactured homes were sold in Texas, followed by 18% in North Carolina, 8% in Oklahoma, 4% in Georgia and 2% in New Mexico.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2025, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$17,827	$22,042
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	39 Acres	Various 2018-2019	1,222	2,308	3,530
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	539	2,089
Richland, Mississippi (1)	22 Acres	February, 2024	1,141	-	1,141
Bonham, Texas	109 Acres	December, 2024	1,533	-	1,533
Balch Springs, Texas	6 Acres	December, 2024	1,117	-	1,117
			$13,380	$20,864	$34,244

(1)	Land and improvement values do not include the value of Company owned homes located in this community
●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation rates have been high in the U.S. recently. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance may be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has space available and with additional investment can add capacity to increase the number of homes that can be manufactured. In order to continue to grow, we must be able to properly estimate future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2025 and 2024 (in thousands)

	Three months ended
	March 31,
	2025	2024	$ change	% change
Net revenue:
Product sales	$24,290	$30,833	$(6,543)	(21.2)%
Consumer, MHP and dealer loans interest	10,655	10,633	22	0.2%
Other	725	1,777	(1,052)	(59.2)%
Total net revenue	35,670	43,243	(7,573)	(17.5)%
Operating expenses:
Cost of product sales	17,192	20,466	(3,274)	(16.0)%
Cost of other sales	515	—	515	N/A %
Selling, general administrative expenses	6,296	5,889	407	6.9%
Dealer incentive	76	138	(62)	(44.9)%
Total operating expenses	24,079	26,493	(2,414)	(9.1)%
Income from operations	11,591	16,750	(5,159)	(30.8)%
Other income (expense)
Non‑operating interest income	467	1,302	(835)	(64.1)%
Miscellaneous, net	675	737	(62)	(8.4)%
Interest expense	(5)	(276)	271	(98.2)%
Total other income (expense)	1,137	1,763	(626)	(35.5)%
Income before income tax expense	12,728	18,513	(5,785)	(31.2)%
Income tax expense	(2,452)	(3,373)	921	(27.3)%
Net income	$10,276	$15,140	$(4,864)	(32.1)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $6.5 million, or 21.2%, during the three months ended March 31, 2025 as compared to the same period in 2024. This decrease was driven by a decrease in unit volumes shipped, primarily in mobile home park sales, retail sales, direct sales and other product sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	(in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$24,290	$30,833	$(6,543)	(21.2)%
Total units sold	350	547	(197)	(36.0)%
Net revenue per unit sold	$69.4	$56.4	$13	23.1%

For the three months ended March 31, 2025, our net revenue per product sold increased by 23.1% as compared to the same period in 2024. The increase is primarily due to a decrease in units sold to mobile home parks, which are sold at wholesale prices, and an increase in units sold to consumers, which are sold at higher retail prices. We had decreases in direct sales, commercial sales, retail sales and other product sales, partially offset by an increase in inventory finance sales. Direct sales decreased $0.3 million, or 17.0% during the three months ended March 31, 2025 as compared to the same period in 2024. Commercial sales decreased $6.8 million, or 50.0% during the three months ended March 31, 2025 as compared to the same period in 2024. Retail sales decreased $1.5 million, or 30.3% during the three months ended March 31, 2025 as compared to the same period in 2024. Inventory finance sales increased $2.7 million, or 31.5% during the three months ended March 31, 2025 as compared to the same period in 2024. Other product sales decreased $0.6 million, or 29.6% during the three months ended March 31, 2025 as compared to the same period in 2024. Our revenue has decreased primarily due to a lower volume of shipments and a slowdown in our retail and mobile home park sales.

Consumer, MHP and dealer loans interest income did not change during the three months ended March 31, 2025 as compared to the same period in 2024. Between March 31, 2025 and March 31, 2024 our consumer loan portfolio increased by $20.3 million, our MHP loan portfolio increased by $20.1 million, and our dealer finance notes decreased by $2.4 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and decreased $1.0 million, or 59.2%, during the three months ended March 31, 2025 as compared to the same period in 2024. This decrease was primarily due to a $1.1 million decrease in forfeited deposits partially offset by a $0.2 million increase in portfolio fees and service revenue and land sales and a net $0.1 million decrease in other miscellaneous revenue.

The cost of product sales decreased $3.3 million, or 16.0%, during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in costs is primarily related to the decrease in units sold. The cost of other sales was $0.5 million during the three months ended March 31, 2025.

Selling, general and administrative expenses increased $0.4 million, or 6.9%, during the three months ended March 31, 2025 as compared to the same period in 2024. We had a $0.6 million increase in legal expense, a $0.5 million increase in loan loss provision and a $0.3 million increase in other miscellaneous expense offset by a $0.4 million decrease in warranty expense, $0.3 million decrease in payroll and related expense and a $0.3 million decrease in professional fees.

Other income (expense) decreased $0.6 million, or 35.5%, during the three months ended March 31, 2025 as compared to the same period in 2024. We had a decrease of $0.8 million in Non-operating interest income primarily as a result of the Settlement Agreement described in Note 4, Notes Receivable from Mobile Home Parks, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended March 31, 2025 offset by a decrease of $0.2 million in interest expense.

Income tax decreased $0.9 million during the three months ended March 31, 2025 as compared to the same period in 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 19.3% and 18.2%, respectively, and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at March 31, 2025, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of March 31, 2025, we had approximately $3.4 million in cash, compared to $1.1 million as of December 31, 2024. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2025	2024

Net cash provided by operating activities	$4,908	$10,806
Net cash (used in) provided by investing activities	$(1,968)	$2,721
Net cash used in financing activities	$(675)	$(13,654)
Net change in cash	$2,265	$(127)
Cash at beginning of period	$1,149	$748
Cash at end of period	$3,414	$621

Comparison of Cash Flow Activities from March 31, 2025 to March 31, 2024

Net cash provided by operating activities was $4.9 million during the three months ended March 31, 2025, compared to net cash of $10.8 million provided by operating activities during the three months ended March 31, 2024. This change was predominantly the result of decreased net income, increased consumer loan originations net of collections, change in accounts receivable, change in inventories, change in accounts payable and accrued liabilities and change in other assets – leased mobile homes.

Net cash used in investing activities of $2.0 million during the three months ended March 31, 2025 was primarily attributable to $1.3 million used in improvements and development of property, plant and equipment and $1.0 million used to issue notes to third parties for the development of manufactured housing parks, offset by $0.2 million in proceeds from the sale of property and $0.1 million of collections of loans we made to third parties for development of manufactured housing parks. Net cash provided by investing activities of $2.7 million during the three months ended March 31, 2024 was primarily attributable to $4.1 million of collections of loans we made to third parties for development of manufactured housing parks, offset by $0.9 million used in improvements and development of property, plant and equipment and $0.6 million used to issue notes to third parties for the development of manufactured housing parks.

Net cash used in financing activities of $0.7 million during the three months ended March 31, 2025 was attributable $0.7 million of stock repurchases. Net cash used in financing activities of $13.7 million during the three months ended March 31, 2024 was attributable to net payments of $11.9 million on our lines of credit, $1.9 million of stock repurchases and $0.1 million received from the exercise of stock options.

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

We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. As of March 31, 2025, we had a remaining authorization of approximately $13,927. Between April 1, 2025 and May 12, 2025 we repurchased 11,466 shares of common stock for $261 in the open market.

Lines of Credit

On July 28, 2023, the Company entered into a new Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. Subsequently, the Company repaid in full the balance due on its prior line of credit with Capital One, N.A. and all commitments under this prior line of credit were terminated. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50,000 and an additional $25,000 commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within lines of credit balance in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2025 and 2024, interest expense under the Revolver was $0 and $276, respectively. The outstanding balance of the Revolver as of March 31, 2025 and December 31, 2024 was $0. The interest rate in effect as of March 31, 2025 and December 31, 2024 for the Revolver was 6.76% and 7.61%, respectively. The amount of available credit under the Revolver was $50,000 as of March 31, 2025 and December 31, 2024. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2025:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2025	2026 - 2027	2028 - 2029	After 2029
Lines of credit	$—	—	—	—	—
Operating lease obligations	$1,291	370	776	145	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $672 and $805 as of March 31, 2025 and December 31, 2024, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2025.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of March 31, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC for the year ended December 31, 2024 we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2025 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our March 31, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common shares by us during the three months ended March 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2025	29,385	$22.88	—	$—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	—	—	—	—
(1)	All shares purchased in open market and not pursuant to a publicly announced plan or program

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, except for those listed below.

On January 13, 2025, Curtis D. Hodgson, a Director of the Company, terminated a trading plan to sell up to 899,600 shares of the Company’s common stock from August 19, 2024 to August 15, 2025, subject to certain conditions.

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

LEGACY HOUSING CORPORATION

Date: May 12, 2025	By:	/s/ R. DUNCAN BATES
R. Duncan Bates
President and Chief Executive Officer

Date: May 12, 2025	By:	/s/ JEFFREY FIEDELMAN
Jeffrey Fiedelman
Chief Financial Officer