Form 10-Q
period 2025-06-30
Legacy Housing Corp
filed 2025-08-07
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

There were 23,868,727 shares of Common Stock ($0.001 par value) outstanding as of August 7, 2025.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$2,631	$1,149
Accounts receivable, net	4,197	3,985
Dealer financed receivables, net	32,464	32,585
Consumer loans receivable, current	9,098	8,623
Notes receivable from mobile home parks (“MHP”), current	20,434	23,770
Other notes receivable, current	11,083	12,152
Inventories, net	40,522	37,538
Prepaid expenses and other current assets	4,128	4,504
Total current assets	124,557	124,306
Property, plant and equipment, net	53,012	47,585
Consumer loans receivable, net	177,261	165,482
Notes receivable from mobile home parks (“MHP”), net	182,647	182,694
Other notes receivable, net	1,413	2,764
Other assets - leased mobile homes	4,066	4,557
ROU assets - operating leases	1,091	1,321
Other assets	7,938	5,485
Total assets	$551,985	$534,194
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,710	$5,091
Accrued liabilities	11,974	13,672
Customer deposits	2,369	1,880
Escrow liability	13,175	11,623
Operating lease obligation	447	476
Total current liabilities	31,675	32,742
Long‑term liabilities:
Operating lease obligation, less current portion	710	920
Lines of credit	142	—
Deferred income taxes, net	2,206	2,206
Dealer incentive liability	4,472	4,370
Total liabilities	39,205	40,238
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 and 24,865,906 issued and 23,868,727 and 24,158,311 outstanding at June 30, 2025 and December 31, 2024, respectively	32	31
Treasury stock at cost, 997,615 and 707,595 shares at June 30, 2025 and December 31, 2024, respectively	(16,367)	(9,875)
Additional paid-in-capital	182,744	182,400
Retained earnings	346,371	321,400
Total stockholders' equity	512,780	493,956
Total liabilities and stockholders' equity	$551,985	$534,194

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenue:
Product sales	$38,387	$31,652	$62,677	$62,484
Consumer, MHP and dealer loans interest	10,883	9,844	21,538	20,477
Other revenue	891	999	1,616	2,777
Total net revenue	50,161	42,495	85,831	85,738
Operating expenses:
Cost of product sales	25,941	21,558	43,133	42,024
Cost of other sales	628	—	1,143	—
Selling, general and administrative expenses	6,638	5,574	12,934	11,463
Dealer incentive	137	(667)	213	(529)
Total operating expenses	33,344	26,465	57,423	52,958
Income from operations	16,817	16,030	28,408	32,780
Other income (expense):
Non‑operating interest income	499	986	966	2,288
Miscellaneous, net	489	3,015	1,164	3,752
Interest expense	(29)	(235)	(34)	(511)
Total other income	959	3,766	2,096	5,529
Income before income tax expense	17,776	19,796	30,504	38,309
Income tax expense	(3,081)	(3,607)	(5,533)	(6,980)
Net income	$14,695	$16,189	$24,971	$31,329
Weighted average shares outstanding:
Basic	24,050,252	24,165,320	24,091,086	24,279,038
Diluted	24,600,720	24,780,903	24,648,705	24,899,616
Net income per share:
Basic	$0.61	$0.67	$1.04	$1.29
Diluted	$0.60	$0.65	$1.01	$1.26

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361
Share based compensation	7,350	—	—	174	—	174
Purchase of treasury stock	—	—	(3,505)	—	—	(3,505)
Net income	—	—	—	—	16,189	16,189
Balances, June 30, 2024	24,860,090	$31	$(9,853)	$181,954	$291,087	$463,219

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	—	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,866,342	$32	$(10,550)	$182,570	$331,676	$503,728
Share based compensation	—	—	—	174	—	174
Purchase of treasury stock	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	14,695	14,695
Balances, June 30, 2025	24,866,342	$32	$(16,367)	$182,744	$346,371	$512,780

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$24,971	$31,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	858	898
Amortization of deferred revenue	(709)	(1,078)
Provision for accounts and notes receivable	1,585	169
Provision for inventories	35	174
Gain from sale of property	(92)	—
Gain from sale of assets	—	(1,341)
Gain on foreclosure of property	(329)	—
Non-cash operating lease expense	(9)	(23)
Share based compensation expense	344	431
Other non cash items	—	34
Changes in operating assets and liabilities:
Accounts receivable	(500)	421
Consumer loans activity, net	(12,573)	(4,952)
Notes receivable MHP activity, net	3,504	(5,428)
Dealer inventory loan activity, net	20	(183)
Inventories, net	(3,017)	148
Prepaid expenses and other current assets	106	(1,259)
Other assets - leased mobile homes	271	2,427
Other assets	(2,558)	(1,557)
Accounts payable and accrued liabilities	(3,080)	(5,076)
Right of use activity, net	—	15
Customer deposits	489	(1,920)
Escrow liability	1,553	1,682
Dealer incentive liability	101	(646)
Net cash provided by operating activities	10,970	14,265
Investing activities:
Purchases of property, plant and equipment	(3,636)	(2,608)
Proceeds from sale of property	194	1,573
Issuance of notes receivable	(1,336)	(1,731)
Notes receivable collections	1,574	4,799
Purchases of loans	(113)	—
Collections from purchased loans	179	109
Net cash (used in) provided by investing activities	(3,138)	2,142
Financing activities:
Proceeds from exercise of stock options	—	100
Purchases of treasury stock	(6,492)	(5,376)
Proceeds from lines of credit	2,544	30,237
Payments on lines of credit	(2,402)	(42,056)
Net cash used in financing activities	(6,350)	(17,095)
Net increase (decrease) in cash	1,482	(688)
Cash at beginning of period	1,149	748
Cash at end of period	$2,631	$60
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$680
Cash paid for taxes	$5,120	$9,176
Foreclosure of properties related to other notes receivable	$2,198	$—

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed on March 12, 2025. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

Segment

We have determined that we have one operating and reportable segment. We define the segment primarily based on how internally reported financial and operating information is regularly reviewed by our chief operating decision maker (“CODM”) to evaluate financial performance, make decisions and allocate resources. Our CODM is the Chief Executive Officer. The CODM assesses the Company’s operating and financial performance based on consolidated net income, total revenue and return on investment. The measures of profitability and expenses reviewed by the CODM are consistent with the financial statements presented in this filing. The Company determined that it does not have significant segment expenses.

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At June 30, 2025, December 31, 2024, and December 31, 2023, the allowance for doubtful accounts totaled $866, $578, and $651, respectively. At June 30, 2025, December 31, 2024, and December 31, 2023 accounts receivable, net was $4,197, $3,985, and $4,656, respectively.

Leased Property

The Company offers mobile home park operators the opportunity to lease mobile homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement, the title for the mobile homes remains with the Company, and the lease is accounted for as an operating lease.

Our typical lease agreement is for 96 months or 120 months. It requires the lessee to maintain the home and to return the home to us at the end of the lease in good condition. It provides the lessee with a termination option for a fee, an option to extend the lease, and a purchase option at fair market value.

The leased mobile homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at June 30, 2025, is as follows:

2025	$549
2026	1,098
2027	926
2028	770
2029	495
Thereafter	232
Total	$4,070

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

The following table summarizes activity within the warranty liability for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$2,033	$3,314	$1,950	$2,910
Product warranty reserve accrued (released)	577	(579)	1,153	257
Warranty costs incurred	(490)	(381)	(983)	(813)
Warranty liability, end of period	$2,120	$2,354	$2,120	$2,354

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2025, the Company had 8.7 million shares available for grant under the Plan.

As of June 30, 2025, approximately 1,013,000 options were outstanding, 289,000 options were exercisable, and 724,000 options remained nonvested. Unrecognized compensation expense related to these options at June 30, 2025 was $3,890 and is expected to be recognized over 6.7 years. Total share based compensation expense for the three months ended June 30, 2025 and 2024 was $174 and $174, respectively. Total share based compensation expense for the six months ended June 30, 2025 and 2024 was $344 and $431, respectively.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $490 and $381 for the three months ended June 30, 2025 and 2024, respectively. Warranty and contract costs were $983 and $813 for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and 2024, total cost of product sales included $2,477 and $1,340 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the six months ended June 30, 2025 and 2024, total cost of product sales included $4,207 and $2,748 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

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

For the three and six months ended June 30, 2025, there were no mobile home park (“MHP”) customers that accounted for more than 5.0% of our product sales. For the three months ended June 30, 2024, MHP sales to two independent third parties and their affiliates accounted for $2,471 or 7.8% and $2,114 or 6.7% of our product sales. For the six months ended June 30, 2024, MHP sales to two independent third parties and their affiliates accounted for $5,450 or 8.7% and $3,677 or 5.9% of our product sales.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales:
Direct sales	$2,804	$3,372	$4,293	$5,167
Commercial sales	11,844	11,248	18,640	24,850
Inventory finance sales	14,030	9,154	25,161	17,618
Retail store sales	7,292	4,441	10,633	9,236
Other product sales (1)	2,417	3,437	3,950	5,613
Total product sales	38,387	31,652	62,677	62,484
Loan portfolio interest:
Interest - consumer installment notes	5,936	5,155	11,590	10,255
Interest - MHP notes	4,208	3,987	8,431	8,595
Interest - dealer finance notes	739	702	1,517	1,627
Total loan portfolio interest	10,883	9,844	21,538	20,477
Other revenue	891	999	1,616	2,777
Total net revenue	$50,161	$42,495	$85,831	$85,738
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% as of June 30, 2025 and December 31, 2024. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $13,175 and $11,623 as of June 30, 2025 and December 31, 2024, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $6,384 and $3,931 as of June 30, 2025 and December 31, 2024, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of June 30,	As of December 31,	As of December 31,
	2025	2024	2023
Consumer loans receivable	$190,084	$177,289	$159,738
Loan discount and deferred financing fees	(2,522)	(2,490)	(2,473)
Allowance for loan losses	(1,203)	(694)	(765)
Consumer loans receivable, net	$186,359	$174,105	$156,500

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$812	$564	$694	$765
Provision for loan losses	728	(154)	922	(421)
(Charge offs) recoveries	(337)	116	(413)	182
Allowance for loan losses, end of period	$1,203	$526	$1,203	$526

The following table presents impaired and general reserve for allowance for loan losses:

	As of June 30,	As of December 31,
	2025	2024
Total consumer loans	$190,084	$177,289
Allowance for loan losses	$1,203	$694
Impaired loans individually evaluated for impairment	$3,902	$3,582
Specific reserve against impaired loans	$1,059	$680
Other loans collectively evaluated for allowance	$186,182	$173,707
General allowance for loan losses	$144	$14

A detailed aging of consumer loans receivable that are past due is as follows:

	As of June 30,		As of December 31,
	2025	%	2024	%
Total consumer loans receivable	$190,084	100.0	$177,289	100.0
Past due consumer loans:
31 - 60 days past due	$1,520	0.8	$2,014	1.1
61 - 90 days past due	423	0.2	297	0.2
91 - 120 days past due	214	0.1	462	0.3
Greater than 120 days past due	3,677	1.9	3,120	1.8
Total past due	$5,834	3.0	$5,893	3.4

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$24,550	$33,008	$26,259	$20,760	$17,790	$61,883	$184,250%	96.9
30-90 days past due	175	—	794	183	228	563	1,943	1.0
> 90 days past due	—	558	660	666	1,041	966	3,891	2.1
Total	$24,725	$33,566	$27,713	$21,609	$19,059	$63,412	$190,084%	100.0

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 11.5%. The average interest rate per loan was approximately 7.9% as of June 30, 2025 and 7.8% as of December 31, 2024, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of June 30, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.0%, 9.5% and 11.4% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 23.5%, 14.6% and 11.4% of the principal balance outstanding, all of which were secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of June 30, 2025 and December 31, 2024, the MHP Notes balance is presented net of unamortized finance fees of $929 and $1,057, respectively. The finance fees are amortized over the life of the MHP Notes.

As of June 30, 2025, there were past due balances of $103 on MHP Notes. As of December 31, 2024, there were past due balances of $17 on the MHP Notes. For the three and six months ended June 30, 2025 and 2024, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $900 and $654 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

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

The Company evaluated the recoverability of the New Note as of June 30, 2025 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$204,910	$208,175	$184,280
Loan discount and deferred financing fees	(929)	(1,057)	(1,565)
Allowance for loan losses	(900)	(654)	(735)
Total	$203,081	$206,464	$181,980

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$776	$616	$654	$735
Provision for loan losses	124	95	246	(24)
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$900	$711	$900	$711

The following table presents impaired and general reserve for allowance for loan losses at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Total MHP loans	$204,910	$208,175
Allowance for loan losses	900	654
Impaired loans individually evaluated for impairment	410	—
Specific reserve against impaired loans	29	—
Other loans collectively evaluated for allowance	204,500	208,175
General allowance for loan losses	871	654

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$18,047	$87,714	$37,135	$30,338	$17,101	$13,698	$204,033%	99.6
30-90 days past due	—	—	—	467	—	—	467	0.2
> 90 days past due	—	410	—	—	—	—	410	0.2
Total	$18,047	$88,124	$37,135	$30,805	$17,101	$13,698	$204,910%	100.0

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of June 30, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 40.0%, 27.0% and 7.9% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 33.7%, 22.7% and 10.5% of the principal balance outstanding, all of which were secured by the mobile homes.

As of June 30, 2025, there were past due balances of $1,704 on other notes. As of December 31, 2024, there were past due balances of $1,357 on other notes.

For the three and six months ended June 30, 2025 and 2024, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $432 and $364 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the impaired balance of other notes was $210 and $141, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Note 4, Notes Receivable from Mobile Home Parks, in these Notes to Condensed Financial Statements (Unaudited) for the quarter ended June 30, 2025 provides details regarding a settlement agreement related to prior notes receivable. Prior to the three months ending September 30, 2024, the Company recorded the old Notes described in Note 4 in MHP notes and other notes. The New Note is recorded in MHP notes only.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at June 30, 2025, December 31, 2024 and December 31, 2023:

	As of June 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$12,988	$15,412	$35,353
Loan discount and deferred financing fees	(60)	(132)	(527)
Allowance for loan losses	(432)	(364)	(236)
Total	$12,496	$14,916	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$468	$176	$364	$236
Provision for loan losses	(36)	35	68	(25)
(Charge offs) recoveries	—	—		—
Allowance for loan losses, end of period	$432	$211	$432	$211

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents impaired and general reserve for allowance for loan losses at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Total Other notes receivable	$12,988	$15,412
Allowance for loan losses	432	364
Impaired loans individually evaluated for impairment	2,349	2,038
Specific reserve against impaired loans	210	141
Other notes receivable collectively evaluated for allowance	10,639	13,374
General allowance for loan losses	222	223

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$896	$9,229	$486	$—	$—	$29	$10,640%	81.9
30-90 days past due	—	—	567	—	—	—	567	4.4
> 90 days past due	919	699	—	—	163	—	1,781	13.7
Total	$1,815	$9,928	$1,053	$—	$163	$29	$12,988%	100.0

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

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following at June 30, 2025, December 31, 2024 and December 31, 2023:

	As of June 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$32,759	$32,779	$32,980
Allowance for loan losses	(295)	(194)	(442)
Total	$32,464	$32,585	$32,538

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$200	$166	$194	$442
Provision for loan losses	95	9	101	(267)
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$295	$175	$295	$175

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

7. INVENTORIES, NET

Inventories, net consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Raw materials	$13,914	$13,172
Work in progress	410	478
Finished goods, net	26,198	23,888
Total	$40,522	$37,538

Finished goods includes an allowance of $722 and $688 as of June 30, 2025 and December 31, 2024, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Land	$19,537	$17,025
Buildings and leasehold improvements	13,399	13,353
Construction in Progress	23,103	19,719
Vehicles	1,594	1,594
Machinery and equipment	7,244	7,160
Furniture and fixtures	338	338
Total	65,215	59,189
Less accumulated depreciation	(12,203)	(11,604)
Total property, plant and equipment	$53,012	$47,585

Depreciation expense was $391 and $454 for the three months ended June 30, 2025 and 2024, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $164 and $167 as a component of cost of product sales for the three months ended June 30, 2025 and 2024, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. OTHER ASSETS

Other assets consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Prepaid rent	$356	$356
Repossessed homes	7,582	5,129
Total	$7,938	$5,485

Repossessed homes balance as of June 30, 2025 includes $6,384 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2024 includes $3,931 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio.

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Warranty reserve	$2,120	$1,950
Litigation reserve	468	328
Payroll	1,708	1,544
Portfolio taxes and title	1,488	1,246
Property tax	684	1,145
Dealer rebates	960	1,012
Sales tax	277	216
Federal and state income taxes	641	3,295
Other	3,628	2,936
Total accrued liabilities	$11,974	$13,672

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

For the three months ended June 30, 2025 and 2024, interest expense under the Revolver was $3 and $235, respectively. For the six months ended June 30, 2025 and 2024, interest expense under the Revolver was $3 and $511, respectively. The outstanding balance of the Revolver as of June 30, 2025 and December 31, 2024 was $142 and $0, respectively. The interest rate in effect as of June 30, 2025 and December 31, 2024 for the Revolver was 6.76% and 7.61%, respectively. The amount of available credit under the Revolver was $49,858 and $50,000 as of June 30, 2025 and December 31, 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

12. INCOME TAXES

The provision for income tax expense for the three and six months ended June 30, 2025 was $3,081 and $5,533 respectively. The effective tax rate for the three and six months ended June 30, 2025 was 17.3% and 18.1%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L and to a $3.4 million federal tax credit purchased by the Company at a discount in this second quarter and applied to the current year, both partially offset by state income taxes. The provision for income tax expense for the three and six months ended June 30, 2024 was $3,607 and $6,980 respectively. The effective tax rate for the three and six months ended June 30, 2024 was 18.2% This rate differs from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and ends June 30, 2026 pursuant to the One Big Beautiful Bill Act of 2025.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of June 30, 2025 and December 31, 2024, the Company accrued a $878 and $861 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $512 and $805 at June 30, 2025 and December 31, 2024, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of June 30, 2025 and December 31, 2024.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended June 30, 2025 and 2024 was $136 and $161, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $284 and $320, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended June 30, 2025 and 2024 was approximately $22 and $60, respectively. Rental income from the subleased properties for the six months ended June 30, 2025 and 2024 was approximately $43 and $114, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $468 and $328 as of June 30, 2025 and December 31, 2024, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

14. FAIR VALUE MEASUREMENTS

The following table shows the estimated fair market value and book value of our consumer loan portfolio, MHP notes and other notes, net of allowances, loan discount fees and deferred financing fees, as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Consumer loan portfolio, fair value	$174,427	$164,755
Consumer loan portfolio, book value	186,360	174,105
Fixed rate MHP Notes, fair value	192,819	199,651
Fixed rate MHP Notes, book value	197,154	203,388
Variable rate MHP Notes, book value	2,987	3,075
Fixed rate other notes, fair value	12,386	14,730
Fixed rate other notes, book value	12,517	14,916
Variable rate other notes, book value	565	—

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (in 000's)	$14,695	$16,189	$24,971	$31,329
Denominator:
Basic weighted-average common shares outstanding	24,050,252	24,165,320	24,091,086	24,279,038
Effect of dilutive securities:
Restricted stock	301	366	337	279
Stock options	550,167	615,217	557,282	620,299
Diluted weighted-average common shares outstanding	24,600,720	24,780,903	24,648,705	24,899,616
Earnings per share
Basic	$0.61	$0.67	$1.04	$1.29
Diluted	$0.60	$0.65	$1.01	$1.26

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. We repurchased 260,635 shares of common stock for $5,817 in the open market during the three months ended June 30, 2025. As of June 30, 2025, we had a remaining authorization of approximately $8,110.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $6 and $115 as of June 30, 2025 and December 31, 2024, respectively. Accounts payable balances due to Bell were $53 and $58 as of June 30, 2025 and December 31, 2024, respectively. Home sales to Bell were $1,162 and $1,312 for the three months ended June 30, 2025 and 2024, respectively. Home sales to Bell were $1,547 and $2,431 for the six months ended June 30, 2025 and 2024, respectively.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $46 and $78 as of June 30, 2025 and December 31, 2024, respectively. Accounts payable balances due to Shipley were $38 and $22 as of June 30, 2025 and December 31, 2024, respectively. Home sales to Shipley were $805 and $1,361 for the three months ended June 30, 2025 and 2024, respectively. Home sales to Shipley were $1,197 and $1,660 for the six months ended June 30, 2025 and 2024, respectively.

17. SUBSEQUENT EVENTS

In connection with the preparation of these interim financial statements, we evaluated subsequent events after the balance sheet date of June 30, 2025 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the interim financial statements.

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

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33 to $180. For the three months ended June 30, 2025 and 2024 we sold 697 and 578 home sections (which are entire homes or single floors that are combined to create complete homes), respectively. For the six months ended June 30, 2025 and 2024 we sold 1,124 and 1,223 home sections respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a large network of independent retail locations, 13 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 13 company-owned retail locations, including 12 Heritage Housing stores and one Tiny House Outlet stores exclusively sell our homes.

For the six months ended June 30, 2025, approximately 58% of our manufactured homes were sold in Texas, followed by 10% in Georgia, 7% in Oklahoma, 4% in Tennessee and 3% in Alabama. For the six months ended June 30, 2024, approximately 49% of our manufactured homes were sold in Texas, followed by 12% in North Carolina, 9% in Georgia, 7% in Oklahoma and 4% in Michigan.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2025, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$19,908	$24,123
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	39 Acres	Various 2018-2019	1,222	2,311	3,533
Johnson County, Texas	91.5 Acres	July 2019	449		449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889		889
Bexar County, Texas	233 Acres	February 2021	1,550	546	2,096
Richland, Mississippi (1)	22 Acres	February, 2024	1,141	148	1,289
Bonham, Texas	109 Acres	December, 2024	1,533		1,533
Balch Springs, Texas	6 Acres	December, 2024	1,117		1,117
			$13,380	$23,103	$36,483

(1)	Land and improvement values do not include the value of Company owned homes located in this community
●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation rates have been high in the U.S. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Finally, our financial performance may be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has space available and with additional investment can add capacity to increase the number of homes that can be manufactured. In order to continue to grow, we must be able to properly estimate future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended June 30, 2025 and 2024 (in thousands)

	Three months ended
	June 30,
	2025	2024	$ change	% change
Net revenue:
Product sales	$38,387	$31,652	$6,735	21.3%
Consumer, MHP and dealer loans interest	10,883	9,844	1,039	10.6%
Other	891	999	(108)	(10.8)%
Total net revenue	50,161	42,495	7,666	18.0%
Operating expenses:
Cost of product sales	25,941	21,558	4,383	20.3%
Cost of other sales	628	—	628	N/A %
Selling, general administrative expenses	6,638	5,574	1,064	19.1%
Dealer incentive	137	(667)	804	(120.5)%
Total operating expenses	33,344	26,465	6,879	26.0%
Income from operations	16,817	16,030	787	4.9%
Other income (expense)
Non‑operating interest income	499	986	(487)	(49.4)%
Miscellaneous, net	489	3,015	(2,526)	(83.8)%
Interest expense	(29)	(235)	206	(87.7)%
Total other income (expense)	959	3,766	(2,807)	(74.5)%
Income before income tax expense	17,776	19,796	(2,020)	(10.2)%
Income tax expense	(3,081)	(3,607)	526	(14.6)%
Net income	$14,695	$16,189	$(1,494)	(9.2)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales increased $6.7 million, or 21.3%, during the three months ended June 30, 2025 as compared to the same period in 2024. This increase was driven by an increase in unit volumes shipped, primarily in inventory finance sales, retail sales and mobile home park sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$38,387	$31,652	$6,735	21.3%
Total units sold	564	514	50	9.7%
Net revenue per unit sold	$68.1	$61.6	$6.5	10.5%

For the three months ended June 30, 2025, our net revenue per product sold increased by 10.5% as compared to the same period in 2024. The increase is primarily due to an increase in units sold to consumers, which are sold at higher retail prices. We had increases in inventory finance sales, retail sales and commercial sales, partially offset by decreases in direct sales and other product sales Inventory finance sales increased $4.9 million, or 53.3% during the three months ended June 30, 2025 as compared to the same period in 2024. Retail sales increased $2.9 million, or 64.2% during the three months ended June 30, 2025 as compared to the same period in 2024. Commercial sales increased $0.6 million, or 5.3% during the three months ended June 30, 2025 as compared to the same period in 2024. Direct sales decreased $0.6 million, or 16.9% during the three months ended June 30, 2025 as compared to the same period in 2024. Other product sales decreased $1.0 million, or 29.7% during the three months ended June 30, 2025 as compared to the same period in 2024. Our revenue increased primarily due to a higher volume of shipments and an increase in inventory finance sales and retail sales.

Consumer, MHP and dealer loans interest income increased $1.0 million, or 10.6% during the three months ended June 30, 2025 as compared to the same period in 2024. Between June 30, 2025 and June 30, 2024 our consumer loan portfolio increased by $24.6 million, our MHP loan portfolio increased by $20.3 million, and our dealer finance notes decreased by $0.5 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and decreased $0.1 million, or 10.8%, during the three months ended June 30, 2025 as compared to the same period in 2024. This decrease was primarily due to a $0.2 million decrease in forfeited deposits partially offset by a net $0.1 million increase in other miscellaneous revenue.

The cost of product sales increased $4.4 million, or 20.3%, during the three months ended June 30, 2025 as compared to the same period in 2024. The increase in costs is primarily related to the increase in units sold. The cost of other sales was $0.6 million during the three months ended June 30, 2025.

Selling, general and administrative expenses increased $1.1 million, or 19.1%, during the three months ended June 30, 2025 as compared to the same period in 2024. We had a $1.1 million increase in warranty expense, $0.5 million increase in repossessed home expense, a $0.2 million increase in bad debt expense, a $0.1 million increase in loan loss provision offset by a $0.6 million decrease in legal expense, $0.1 million decrease in property tax and a net $0.1 million decrease in other miscellaneous expense.

Other income (expense) decreased $2.8 million, or 74.5%, during the three months ended June 30, 2025 as compared to the same period in 2024. We had a (i) decrease of $0.5 million in Non-operating interest income reflecting a lower balance of other notes receivable, (ii) a $2.5 million decrease in miscellaneous income primarily due to land sales and a reversal of accrued liabilities during the three months ended June 30, 2024 that did not occur during the three months ended June 30, 2025, and (iii) a decrease of $0.2 million in interest expense.

Income tax decreased $0.5 million during the three months ended June 30, 2025 as compared to the same period in 2024. The effective tax rate for the three months ended June 30, 2025 was 17.3% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and a federal tax credit purchased by the Company in this second quarter, both partially offset by state income taxes. The effective tax rate for the three months ended June 30, 2024 was 18.2% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Comparison of Six Months ended June 30, 2025 and 2024 (in thousands)

	Six months ended
	June 30,
	2025	2024	$ change	% change
Net revenue:
Product sales	$62,677	$62,484	$193	0.3%
Consumer, MHP and dealer loans interest	21,538	20,477	1,061	5.2%
Other revenue	1,616	2,777	(1,161)	(41.8)%
Total net revenue	85,831	85,738	93	0.1%
Operating expenses:
Cost of product sales	43,133	42,024	1,109	2.6%
Cost of other sales	1,143	—	1,143	N/A %
Selling, general administrative expenses	12,934	11,463	1,471	12.8%
Dealer incentive	213	(529)	742	(140.3)%
Total operating expenses	57,423	52,958	4,465	8.4%
Income from operations	28,408	32,780	(4,372)	(13.3)%
Other income (expense)
Non‑operating interest income	966	2,288	(1,322)	(57.8)%
Miscellaneous, net	1,164	3,752	(2,588)	(69.0)%
Interest expense	(34)	(511)	477	(93.3)%
Total other income	2,096	5,529	(3,433)	(62.1)%
Income before income tax expense	30,504	38,309	(7,805)	(20.4)%
Income tax expense	(5,533)	(6,980)	1,447	(20.7)%
Net income	$24,971	$31,329	$(6,358)	(20.3)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales increased $0.2 million, or 0.3%, during the six months ended June 30, 2025 as compared to the same period in 2024. This increase was driven by a $7.5 million increase in inventory finance sales and a $1.4 million increase in retail sales, offset by a decrease of $6.2 million in mobile home park sales, a $0.9 million decrease in direct sales, and a $1.6 million decrease in other product sales.

Net revenue attributable to our factory-built housing consisted of the following during the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	($ in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$62,677	$62,484	$193	0.3%
Total units sold	914	1,061	(147)	(13.9)%
Net revenue per unit sold	$68.6	$58.9	$9.7	16.4%

For the six months ended June 30, 2025, our net revenue per product sold increased by 16.4% as compared to the same period in 2024. The increase is primarily due to a decrease in units sold to mobile home parks, which are sold at wholesale prices, and an increase in units sold to consumers, which are sold at higher retail prices. We had increases in inventory finance sales and retail sales, partially offset by decreases in commercial sales, direct sales, and other product sales. Inventory finance sales increased $7.5 million, or 42.8% during the six months ended June 30, 2025 as compared to the same period in 2024. Retail sales increased $1.4 million, or 15.1% during the six months ended June 30, 2025 as compared to the same period in 2024. Commercial sales decreased $6.2 million, or 25.0% during the six months ended June 30, 2025 as compared to the same period in 2024. Direct sales decreased $0.9 million, or 16.9% during the six months ended June 30, 2025 as compared to the same period in 2024. Other product sales decreased $1.7 million, or 29.6% during the six months ended June 30, 2025 as compared to the same period in 2024.

Consumer, MHP and dealer loans interest income increased $1.1 million, or 5.2%, during the six months ended June 30, 2025 as compared to the same period in 2024. Between June 30, 2025 and June 30, 2024 our consumer loan portfolio increased by $24.6 million, our MHP loan portfolio increased by $20.3 million, and our dealer finance notes decreased by $0.5 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income and decreased $1.2 million, or 41.8%, during the six months ended June 30, 2025 as compared to the same period in 2024. This decrease was primarily due to a $1.3 million decrease in forfeited deposits and a $0.2 million decrease in service sales partially offset by a $0.3 million increase in portfolio fees and service revenue.

The cost of product sales increased $1.1 million, or 2.6%, during the six months ended June 30, 2025 as compared to the same period in 2024. The increase in costs is primarily related to moderate increases in material and labor costs. The cost of other sales was $1.1 million during the six months ended June 30, 2025.

Selling, general and administrative expenses increased $1.5 million, or 12.8%, during the six months ended June 30, 2025 as compared to the same period in 2024. We had a $0.7 million increase in warranty expense, a $0.6 million increase in loan loss provision and a $0.6 million increase repossessed home expense, a $0.2 million increase in bad debt expense offset by a $0.3 million decrease in payroll and related expense, a $0.2 million decrease in professional fees and a net $0.1 million decrease in other miscellaneous expense.

Other income (expense) decreased $3.4 million, or 62.1%, during the six months ended June 30, 2025 as compared to the same period in 2024. We had (i) a decrease of $1.3 million in Non-operating interest income reflecting a lower balance of other notes receivable, (ii) a $2.5 million decrease in miscellaneous income primarily due to land sales and a reversal of accrued liabilities during the six months ended June 30, 2024 that did not occur during the six months ended June 30, 2025, and (iii) a decrease of $0.4 million in interest expense.

Income tax decreased $1.4 million during the six months ended June 30, 2025 as compared to the same period in 2024. The effective tax rate for the six months ended June 30, 2025 was 18.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and a federal tax credit purchased by the Company in this second quarter, both partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2024 was 18.2% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction, partially offset by state income taxes.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at June 30, 2025, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of June 30, 2025, we had approximately $2.6 million in cash, compared to $1.1 million as of December 31, 2024. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2025	2024

Net cash provided by operating activities	$10,970	$14,265
Net cash (used in) provided by investing activities	$(3,138)	$2,142
Net cash used in financing activities	$(6,350)	$(17,095)
Net change in cash	$1,482	$(688)
Cash at beginning of period	$1,149	$748
Cash at end of period	$2,631	$60

Comparison of Cash Flow Activities from June 30, 2025 to June 30, 2024

Net cash provided by operating activities was $11.0 million during the six months ended June 30, 2025, compared to net cash of $14.3 million provided by operating activities during the six months ended June 30, 2024. This change was predominantly the result of decreased net income, increased consumer loan originations net of collections and change in inventories, partially offset by decreased MHP loan originations net of collections, and change in other assets – leased mobile homes.

Net cash used in investing activities of $3.1 million during the six months ended June 30, 2025 was primarily attributable to $3.6 million used in improvements and development of property, plant and equipment and $1.3 million used to issue notes to third parties for the development of manufactured housing parks, offset by $1.6 million of collections of loans we made to third parties for development of manufactured housing parks and $0.2 million in proceeds from the sale of property. Net cash provided by investing activities of $2.1 million during the six months ended June 30, 2024 was primarily attributable to $4.8 million of collections of loans we made to third parties for development of manufactured housing parks and $1.6 million in proceeds from the sale of property, offset by $2.6 million used in improvements and development of property, plant and equipment and $1.7 million used to issue notes to third parties for the development of manufactured housing parks.

Net cash used in financing activities of $6.3 million during the six months ended June 30, 2025 was attributable $6.5 million of stock repurchases offset by net uses of $0.2 million on our lines of credit. Net cash used in financing activities of $17.1 million during the six months ended June 30, 2024 was attributable to net payments of $11.8 million on our lines of credit, $5.4 million of stock repurchases and $0.1 million received from the exercise of stock options.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. We repurchased 260,635 shares of common stock for $5,817 in the open market during the three months ended June 30, 2025. As of June 30, 2025, we had a remaining authorization of approximately $8,110.

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

For the three months ended June 30, 2025 and 2024, interest expense under the Revolver was $3 and $235, respectively. For the six months ended June 30, 2025 and 2024, interest expense under the Revolver was $3 and $511, respectively. The outstanding balance of the Revolver as of June 30, 2025 and December 31, 2024 was $142 and $0, respectively. The interest rate in effect as of June 30, 2025 and December 31, 2024 for the Revolver was 6.76% and 7.61%, respectively. The amount of available credit under the Revolver was $49,858 and $50,000 as of June 30, 2025 and December 31, 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2025:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2025	2026 - 2027	2028 - 2029	After 2029
Lines of credit	$142	—	142	—	—
Operating lease obligations	$1,165	244	776	145	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $512 and $805 as of June 30, 2025 and December 31, 2024, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2025.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of June 30, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of June 30, 2025 are summarized as follows:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our June 30, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding repurchases of our common shares on the open market during the three months ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1-30, 2025	11,466	$22.71	11,466	$13,667
May 1-31, 2025	83,446	22.39	83,446	11,794
June 1-30, 2025	165,723	22.19	165,723	8,110
(1)	The Company repurchased common stock pursuant to a publicly announced program in November, 2022 to repurchase up to $10 million of common stock. In August, 2024, the Board of Directors authorized the repurchase of an additional $10 million of common stock. The repurchase program is in effect until October 31, 2025.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

LEGACY HOUSING CORPORATION

Date: August 7, 2025	By:	/s/ R. DUNCAN BATES
R. Duncan Bates
President and Chief Executive Officer

Date: August 7, 2025	By:	/s/ JEFFREY FIEDELMAN
Jeffrey Fiedelman
Chief Financial Officer