Form 10-Q
period 2025-09-30
Legacy Housing Corp
filed 2025-11-07
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 23,868,727 shares of Common Stock ($0.001 par value) outstanding as of November 7, 2025.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$13,551	$1,149
Accounts receivable, net	4,646	3,985
Dealer financed receivables, net	30,300	32,585
Consumer loans receivable, current	9,299	8,623
Notes receivable from mobile home parks (“MHP”), current	66,918	23,770
Other notes receivable, current	4,304	12,152
Inventories, net	39,581	37,538
Prepaid expenses and other current assets	3,974	4,504
Total current assets	172,573	124,306
Property, plant and equipment, net	55,036	47,585
Consumer loans receivable, net	178,837	165,482
Notes receivable from mobile home parks (“MHP”), net	134,609	182,694
Other notes receivable, net	1,648	2,764
Other assets - leased mobile homes	3,948	4,557
ROU assets - operating leases	976	1,321
Other assets	10,300	5,485
Total assets	$557,927	$534,194
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,547	$5,091
Accrued liabilities	11,116	13,672
Customer deposits	1,434	1,880
Escrow liability	13,551	11,623
Operating lease obligation	432	476
Total current liabilities	30,080	32,742
Long‑term liabilities:
Operating lease obligation, less current portion	570	920
Deferred income taxes, net	2,206	2,206
Dealer incentive liability	3,473	4,370
Total liabilities	36,329	40,238
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 and 24,865,906 issued and 23,868,727 and 24,158,311 outstanding at September 30, 2025 and December 31, 2024, respectively	32	31
Treasury stock at cost, 997,615 and 707,595 shares at September 30, 2025 and December 31, 2024, respectively	(16,367)	(9,875)
Additional paid-in-capital	182,917	182,400
Retained earnings	355,016	321,400
Total stockholders' equity	521,598	493,956
Total liabilities and stockholders' equity	$557,927	$534,194

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue:
Product sales	$28,787	$30,169	$91,464	$92,653
Consumer, MHP and dealer loans interest	10,892	10,330	32,431	30,807
Other revenue	799	3,767	2,415	6,544
Total net revenue	40,478	44,266	126,310	130,004
Operating expenses:
Cost of product sales	22,963	21,364	66,095	63,389
Cost of other sales	580	1,988	1,724	1,988
Selling, general and administrative expenses	7,315	6,065	20,249	17,528
Dealer incentive	(89)	(475)	124	(1,005)
Total operating expenses	30,769	28,942	88,192	81,900
Income from operations	9,709	15,324	38,118	48,104
Other income (expense):
Non‑operating interest income	285	(17)	1,251	2,270
Miscellaneous, net	250	4,193	1,414	7,945
Interest expense	13	(175)	(22)	(686)
Total other income	548	4,001	2,643	9,529
Income before income tax expense	10,257	19,325	40,761	57,633
Income tax expense	(1,612)	(3,522)	(7,145)	(10,502)
Net income	$8,645	$15,803	$33,616	$47,131
Weighted average shares outstanding:
Basic	23,868,727	24,154,779	24,016,152	24,237,405
Diluted	24,433,224	24,810,816	24,576,028	24,870,712
Net income per share:
Basic	$0.36	$0.65	$1.40	$1.94
Diluted	$0.35	$0.64	$1.37	$1.90

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	3,000	—	—	257	—	257
Proceeds from exercise of stock options	6,246	1	—	99	—	100
Purchase of treasury stock	—	—	(1,871)	—	—	(1,871)
Net income	—	—	—	—	15,140	15,140
Balances, March 31, 2024	24,852,740	$31	$(6,348)	$181,780	$274,898	$450,361
Share based compensation	7,350	—	—	174	—	174
Proceeds from exercise of stock options	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3,505)	—	—	(3,505)
Net income	—	—	—	—	16,189	16,189
Balances, June 30, 2024	24,860,090	$31	$(9,853)	$181,954	$291,087	$463,219
Share based compensation	(430)	—	—	172	—	172
Proceeds from exercise of stock options	6,246	—	—	100	—	100
Purchase of treasury stock	—	—	(22)	—	—	(22)
Net income	—	—	—	—	15,803	15,803
Balances, September 30, 2024	24,865,906	$31	$(9,875)	$182,226	$306,890	$479,272

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	—	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,866,342	$32	$(10,550)	$182,570	$331,676	$503,728
Share based compensation	—	—	—	174	—	174
Purchase of treasury stock	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	14,695	14,695
Balances, June 30, 2025	24,866,342	$32	$(16,367)	$182,744	$346,371	$512,780
Share based compensation	—	—	—	173	—	173
Purchase of treasury stock	—	—	—	—	—	—
Net income	—	—	—	—	8,645	8,645
Balances, September 30, 2025	24,866,342	$32	$(16,367)	$182,917	$355,016	$521,598

See accompanying notes to unaudited interim condensed financial statements.

LEGACY HOUSING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$33,616	$47,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,277	1,402
Amortization of deferred revenue	(1,052)	(1,641)
Provision for accounts and notes receivable	2,130	(205)
Gain from sale of assets	(92)	(1,341)
Gain from loan settlements	(113)	(3,448)
Provision for inventories	123	234
Non-cash operating lease expense	(49)	(34)
Share based compensation expense	518	604
Other non cash items	—	51
Changes in operating assets and liabilities:
Accounts receivable	(1,134)	(388)
Consumer loans activity, net	(14,852)	(10,058)
Notes receivable MHP activity, net	5,139	(3,765)
Dealer inventory loan activity, net	2,123	1,110
Inventories, net	(2,166)	1,709
Prepaid expenses and other current assets	302	1,116
Other assets - leased mobile homes	272	2,560
Other assets	(4,405)	(1,008)
Accounts payable and accrued liabilities	(4,100)	(5,903)
Right of use activity, net		21
Customer deposits	(446)	(1,658)
Escrow liability	1,928	2,596
Dealer incentive liability	(896)	(985)
Net cash provided by operating activities	18,123	28,100
Investing activities:
Purchases of property, plant and equipment	(5,667)	(7,323)
Proceeds from sale of property	194	1,573
Issuance of notes receivable	(1,192)	(1,700)
Notes receivable collections	7,236	5,775
Collections from purchased loans	199	164
Net cash provided by (used in) investing activities	770	(1,511)
Financing activities:
Proceeds from exercise of stock options	—	200
Purchases of treasury stock	(6,491)	(5,398)
Proceeds from lines of credit	2,544	45,391
Payments on lines of credit	(2,544)	(66,960)
Net cash used in financing activities	(6,491)	(26,767)
Net increase (decrease) in cash	12,402	(178)
Cash at beginning of period	1,149	748
Cash at end of period	$13,551	$570
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$905
Cash paid for taxes	$7,877	$12,188

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other period. The accompanying balance sheet as of December 31, 2024 was derived from audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed on March 12, 2025. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the reporting period. Significant estimates made in connection with the accompanying financial statements primarily relate to the determination and valuation of notes receivable from mobile home parks, consumer loans receivable, other notes receivable, dealer financed receivables, fair value of financial instruments and income taxes. Actual results could differ from these estimates.

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At September 30, 2025, December 31, 2024, and December 31, 2023, the allowance for doubtful accounts totaled $1,052, $578, and $651, respectively. At September 30, 2025, December 31, 2024, and December 31, 2023 accounts receivable, net was $4,646, $3,985, and $4,656, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Future minimum lease income under all operating leases for each of the next five years at September 30, 2025, is as follows:

2025	$275
2026	1,098
2027	926
2028	770
2029	495
Thereafter	232
Total	$3,796

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

The following table summarizes activity within the warranty liability for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty liability, beginning of period	$2,120	$2,354	$1,950	$2,910
Product warranty reserve accrued	408	287	1,561	544
Warranty costs incurred	(489)	(474)	(1,472)	(1,287)
Warranty liability, end of period	$2,039	$2,167	$2,039	$2,167

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants and nonemployee service providers in the form of stock options, stock, restricted stock and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2025, the Company had 8.7 million shares available for grant under the Plan.

As of September 30, 2025, approximately 1,013,000 options were outstanding, 293,000 options were exercisable, and 720,000 options remained nonvested. Unrecognized compensation expense related to these options at September 30, 2025 was $3,722 and is expected to be recognized over 6.5 years. Total share based compensation expense for the three months ended September 30, 2025 and 2024 was $173 and $172, respectively. Total share based compensation expense for the nine months ended September 30, 2025 and 2024 was $518 and $603, respectively.

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

In November, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances current and interim annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation requirements in ASC 280 – Segment Reporting on an interim and annual basis. We adopted ASU 2023-07 on a retrospective basis for annual periods starting with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Contract costs, which include commissions incurred related to the sale of homes, are expensed at the point-in-time when the related revenue is recognized. Warranty costs and contract costs are included in selling, general and administrative expenses in the statements of income. Warranty and contract costs were $489 and $474 for the three months ended September 30, 2025 and 2024, respectively. Warranty and contract costs were $1,472 and $1,287 for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, total cost of product sales included $1,798 and $1,450 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the nine months ended September 30, 2025 and 2024, total cost of product sales included $6,005 and $4,198 of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

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

For the three and nine months ended September 30, 2025, there were no mobile home park (“MHP”) customers that accounted for more than 5.0% of our product sales. For the three months ended September 30, 2024, MHP sales to one independent third party and their affiliates accounted for $1,628 or 5.4% of our product sales. For the nine months ended September 30, 2024, MHP sales to two independent third party and their affiliates accounted for $5,212 or 5.6% and $5,450 or 5.9% of our product sales, respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales:
Direct sales	$2,742	$2,075	$7,035	$7,242
Commercial sales	11,171	12,509	29,810	37,359
Inventory finance sales	7,078	7,775	32,239	25,393
Retail store sales	5,922	5,715	16,556	14,951
Other product sales (1)	1,874	2,095	5,824	7,708
Total product sales	28,787	30,169	91,464	92,653
Loan portfolio interest:
Interest - consumer installment notes	5,897	5,280	17,488	15,535
Interest - MHP notes	4,230	4,246	12,661	12,841
Interest - dealer finance notes	765	804	2,282	2,431
Total loan portfolio interest	10,892	10,330	32,431	30,807
Other revenue	799	3,767	2,415	6,544
Total net revenue	$40,478	$44,266	$126,310	$130,004
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of mobile homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% as of September 30, 2025 and December 31, 2024. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $13,551 and $11,623 as of September 30, 2025 and December 31, 2024, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $7,956 and $3,931 as of September 30, 2025 and December 31, 2024, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following:

	As of September 30,	As of December 31,	As of December 31,
	2025	2024	2023
Consumer loans receivable	$192,301	$177,289	$159,738
Loan discount and deferred financing fees	(2,446)	(2,490)	(2,473)
Allowance for loan losses	(1,719)	(694)	(765)
Consumer loans receivable, net	$188,136	$174,105	$156,500

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$1,203	$526	$694	$765
Provision for loan losses	767	77	1,688	(345)
(Charge offs) recoveries	(251)	65	(663)	248
Allowance for loan losses, end of period	$1,719	$668	$1,719	$668

The following table presents impaired and general reserve for allowance for loan losses:

	As of September 30,	As of December 31,
	2025	2024
Total consumer loans	$192,301	$177,289
Allowance for loan losses	$1,719	$694
Impaired loans individually evaluated for impairment	$3,425	$3,582
Specific reserve against impaired loans	$1,378	$680
Other loans collectively evaluated for allowance	$188,876	$173,707
General allowance for loan losses	$341	$14

A detailed aging of consumer loans receivable that are past due is as follows:

	As of September 30,		As of December 31,
	2025	%	2024	%
Total consumer loans receivable	$192,301	100.0	$177,289	100.0
Past due consumer loans:
31 - 60 days past due	$1,468	0.8	$2,014	1.1
61 - 90 days past due	175	0.1	297	0.2
91 - 120 days past due	320	0.2	462	0.3
Greater than 120 days past due	3,131	1.6	3,120	1.8
Total past due	$5,094	2.7	$5,893	3.4

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$33,215	$31,465	$25,732	$20,011	$17,548	$59,237	$187,208	97.35
30-90 days past due	144	573	205	429	59	232	1,642	0.86
> 90 days past due	45	226	969	454	947	810	3,451	1.79
Total	$33,404	$32,264	$26,906	$20,894	$18,554	$60,279	$192,301	100.00

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to mobile homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 12%. The average interest rate per loan was approximately 8.09% as of September 30, 2025 and 7.8% as of December 31, 2024, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual mobile homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of September 30, 2025, the Company had concentrations of MHP Notes with three independent third parties and their respective affiliates that equated to 24.1%, 8.6% and 10.3% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 23.5%, 14.6% and 11.4% of the principal balance outstanding, all of which were secured by the mobile homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of September 30, 2025 and December 31, 2024, the MHP Notes balance is presented net of unamortized finance fees of $962 and $1,057, respectively. The finance fees are amortized over the life of the MHP Notes.

As of September 30, 2025, there were past due balances of $702 on MHP Notes. As of December 31, 2024, there were past due balances of $17 on the MHP Notes. For the three and nine months ended September 30, 2025 and 2024, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $979 and $654 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, there was an impaired balance of $410 of MHP Notes. As of December 31, 2024, there was a minimal impaired balance of MHP Notes. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As consideration for the mutual releases contained in the Agreement:

●	Forest Hollow conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Forest Hollow Mobile Home Community, 6650 Broad Oak Street, Beaumont, TX 77713 (the “Forest Hollow Mobile Home Community”) to Legacy;
●	Cleveland conveyed clear title, and the undisputed right to possess, all real and personal property located on or at the Cleveland Mobile Home Community, 110 Old Hwy 49 S. Richland, MS 39218 (the “Cleveland Mobile Home Community”) to Legacy;
●	Cleveland and Forest Hollow assigned all intangible assets, including all leases, contracts, and goodwill applicable or related to the real and personal property located on or at the Forest Hollow Mobile Home Community and the Cleveland Mobile Home Community to Legacy;
●	The Individual and Entity Defendants irrevocably waived any and all claims related to existing deposits; and
●	Legacy refinanced the Entity and Individual Defendants’ remaining debt, pursuant to a new two-year, $48.6 million Promissory Note (the “New Note”). The New Note bears interest at a fixed rate of 7.9%, requires monthly payments of interest only for twenty-four months, and matures in July, 2026.
●	Payments due on the New Note are current as of September 30, 2025.

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

The Company evaluated the recoverability of the New Note as of September 30, 2025 and determined a provision for expected loan losses is not necessary based on the analysis of the fair value of underlying collateral.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following at September 30, 2025, December 31, 2024, and December 31, 2023:

	As of September 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$203,467	$208,175	$184,280
Loan discount and deferred financing fees	(961)	(1,057)	(1,565)
Allowance for loan losses	(979)	(654)	(735)
Total	$201,527	$206,464	$181,980

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$900	$711	$654	$735
Provision for loan losses	79	42	325	18
(Charge offs) recoveries	—	—	—	—
Allowance for loan losses, end of period	$979	$753	$979	$753

The following table presents impaired and general reserve for allowance for loan losses at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Total MHP loans	$203,467	$208,175
Allowance for loan losses	979	654
Impaired loans individually evaluated for impairment	410	—
Specific reserve against impaired loans	29	—
Other loans collectively evaluated for allowance	203,057	208,175
General allowance for loan losses	949	654

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$31,642	$83,936	$31,119	$28,139	$16,165	$11,252	$202,253	99.4
30-90 days past due	—	—	343	461	—	—	804	0.4
> 90 days past due	—	410	—	—	—	—	410	0.2
Total	$31,642	$84,346	$31,462	$28,600	$16,165	$11,252	$203,467	100.0

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

As of September 30, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 56.6%, 11.3% and 9.5% of the principal balance outstanding, all of which were secured by the mobile homes. As of December 31, 2024, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 33.7%, 22.7% and 10.5% of the principal balance outstanding, all of which were secured by the mobile homes.

As of September 30, 2025, there were past due balances of $154 on other notes. As of December 31, 2024, there were past due balances of $1,357 on other notes.

For the three and nine months ended September 30, 2025, there were $276 in charge offs recorded for other notes. For the three and nine months ended September 30, 2024, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $209 and $364 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the impaired balance of other notes was $57 and $141, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following at September 30, 2025, December 31, 2024 and December 31, 2023:

	As of September 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$6,188	$15,412	$35,353
Loan discount and deferred financing fees	(27)	(132)	(527)
Allowance for loan losses	(209)	(364)	(236)
Total	$5,952	$14,916	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$432	$211	$364	$236
Provision for loan losses	53	(3)	121	(28)
(Charge offs) recoveries	(276)	—	(276)	—
Allowance for loan losses, end of period	$209	$208	$209	$208

The following table presents impaired and general reserve for allowance for loan losses at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Total Other notes receivable	$6,188	$15,412
Allowance for loan losses	209	364
Impaired loans individually evaluated for impairment	781	2,038
Specific reserve against impaired loans	57	141
Other notes receivable collectively evaluated for allowance	5,407	13,374
General allowance for loan losses	152	223

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2025:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$886	$4,027	$467	$—	$—	$26	$5,406	87.4
30-90 days past due	—	—	—	—	—	—	—	—
> 90 days past due	—	33	568	—	181	—	782	12.6
Total	$886	$4,060	$1,035	$—	$181	$26	$6,188	100.0

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

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following at September 30, 2025, December 31, 2024 and December 31, 2023:

	As of September 30,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$30,656	$32,779	$32,980
Allowance for loan losses	(356)	(194)	(442)
Total	$30,300	$32,585	$32,538

The following table presents a detail of the activity in the allowance for loan losses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Allowance for loan losses, beginning of period	$295	$175	$194	$442
Provision for loan losses	61	4	162	(263)
(Charge offs) recoveries		—		—
Allowance for loan losses, end of period	$356	$179	$356	$179

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

7. INVENTORIES, NET

Inventories, net consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Raw materials	$14,294	$13,172
Work in progress	303	478
Finished goods, net	24,984	23,888
Total	$39,581	$37,538

Finished goods includes an allowance of $811 and $688 as of September 30, 2025 and December 31, 2024, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Land	$19,830	$17,025
Buildings and leasehold improvements	13,412	13,353
Construction in Progress	24,990	19,719
Vehicles	1,594	1,594
Machinery and equipment	7,376	7,160
Furniture and fixtures	338	338
Total	67,540	59,189
Less accumulated depreciation	(12,504)	(11,604)
Total property, plant and equipment	$55,036	$47,585

Depreciation expense was $396 and $481 for the three months ended September 30, 2025 and 2024, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $164 and $168 as a component of cost of product sales for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $1,186 and $1,337 for the nine months ended September 30, 2025 and 2024, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $495 and $494 as a component of the cost of product sales for the nine months ended September 30, 2025 and 2024 respectively.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

9. OTHER ASSETS

Other assets consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Prepaid rent	$588	$356
Repossessed homes	9,712	5,129
Total	$10,300	$5,485

Repossessed homes balance as of September 30, 2025 includes $7,956 for homes repossessed from the consumer loan portfolio, $1,198 for homes repossessed from the MHP loan portfolio, and $558 for homes repossessed from the development loan portfolio. Repossessed homes balance as of December 31, 2024 includes $3,931 for homes repossessed from the consumer loan portfolio and $1,198 for homes repossessed from the MHP loan portfolio.

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Warranty reserve	$2,039	$1,950
Litigation reserve	855	328
Payroll	1,650	1,544
Portfolio taxes and title	1,602	1,246
Property tax	1,005	1,145
Dealer rebates	832	1,012
Sales tax	213	216
Federal and state income taxes	(456)	3,295
Other	3,376	2,936
Total accrued liabilities	$11,116	$13,672

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

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

For the three months ended September 30, 2025 and 2024, interest expense under the Revolver was $2 and $175 respectively. For the nine months ended September 30, 2025 and 2024, interest expense under the Revolver was $3 and $686 respectively. The outstanding balance of the Revolver as of September 30, 2025 and December 31, 2024 was $0 and $0 respectively. The interest rate in effect as of September 30, 2025 and December 31, 2024 for the Revolver was 7.25% and 7.61%, respectively. The amount of available credit under the Revolver was $50,000 and $50,000 as of September 30, 2025 and December 31, 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

12. INCOME TAXES

The provision for income tax expense for the three and nine months ended September 30, 2025 was $1,612 and $7,145 respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 15.7% and 17.5%, respectively. These rates differ from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L and to a $5.0 million federal tax credit purchased by the Company at a discount in the second and third quarters and applied to the current year, both partially offset by state income taxes. The provision for income tax expense for the three and nine months ended September 30, 2024 was $3,522 and $10,502 respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 18.2% This rate differs from the federal statutory rate of 21% primarily due to a federal tax credit for the sale of energy efficient homes under the Internal Revenue Code §45L, partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and ends June 30, 2026 pursuant to the One Big Beautiful Bill Act of 2025.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of September 30, 2025 and December 31, 2024, the Company accrued a $772 and $861 liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $713 and $805 at September 30, 2025 and December 31, 2024 respectively without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of September 30, 2025 and December 31, 2024.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended September 30, 2025 and 2024 was $114 and $160 respectively. Rent expense for the nine months ended September 30, 2025 and 2024 was $398 and $480 respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended September 30, 2025 and 2024 was approximately $26 and $17 respectively. Rental income

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

from the subleased properties for the nine months ended September 30, 2025 and 2024 was approximately $69 and $131 respectively.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course of business and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has some liability related to the claims. The Company has included legal reserves of $855 and $328 as of September 30, 2025 and December 31, 2024, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

14. FAIR VALUE MEASUREMENTS

The following table shows the estimated fair market value and book value of our consumer loan portfolio, MHP notes and other notes, net of allowances, loan discount fees and deferred financing fees, as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Consumer loan portfolio, fair value	$176,156	$164,755
Consumer loan portfolio, book value	188,136	174,105
Fixed rate MHP Notes, fair value	186,830	199,651
Fixed rate MHP Notes, book value	192,349	203,388
Variable rate MHP Notes, book value	7,404	3,075
Fixed rate other notes, fair value	5,909	14,730
Fixed rate other notes, book value	5,952	14,916
Variable rate other notes, book value	—	—

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (in 000's)	$8,645	$15,803	$33,616	$47,131
Denominator:
Basic weighted-average common shares outstanding	23,868,727	24,154,779	24,016,152	24,237,405
Effect of dilutive securities:
Restricted stock	522	636	503	410
Stock options	563,975	655,401	559,373	632,897
Diluted weighted-average common shares outstanding	24,433,224	24,810,816	24,576,028	24,870,712
Earnings per share
Basic	$0.36	$0.65	$1.40	$1.94
Diluted	$0.35	$0.64	$1.37	$1.90

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. We repurchased 260,635 shares of common stock for $5,817 in the open market during the three months ended June 30, 2025. No shares were repurchased during the three months ended September 30, 2025. As of September 30, 2025, we had a remaining authorization of approximately $8,110.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $269 and $115 as of September 30, 2025 and December 31, 2024, respectively. Accounts payable balances due to Bell were $53 and $58 as of September 30, 2025 and December 31, 2024, respectively. Home sales to Bell were $1,168 and $1,700 for the three months ended September 30, 2025 and 2024, respectively. Home sales to Bell were $2,715 and $4,131 for the nine months ended September 30, 2025 and 2024, respectively.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $207 and $78 as of September 30, 2025 and December 31, 2024, respectively. Accounts payable balances due to Shipley were $12 and $22 as of September 30, 2025 and December 31, 2024, respectively. Home sales to Shipley were $324 and $452 for the three months ended September 30, 2025 and 2024, respectively. Home sales to Shipley were $1,521 and $2,113 for the nine months ended September 30, 2025 and 2024, respectively.

17. SUBSEQUENT EVENTS

On September 27, 2025, Robert Duncan Bates, President and Chief Executive Officer of the Company, submitted his resignation, effective October 10, 2025. Mr. Bates’ resignation was a personal decision and is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Effective October 1, 2025, Kenneth E. Shipley, Co-founder, Executive Vice President, and a member of the Board of Directors, assumed the role of Chief Executive Officer on an interim basis while the Company searches for a permanent replacement.

On October 6, 2025, Jeffrey M. Fiedelman, Chief Financial Officer, submitted his resignation, effective October 10, 2025. Mr. Fiedelman’s resignation was a personal decision and is not the result of any disagreement with the Company regarding financial operations, policies, or procedures. On October 7, 2025, the Board of Directors appointed Ronald C. Arrington, a former CFO, as Interim Chief Financial Officer.

The Company's General Counsel also resigned concurrent with these transitions. The Board is currently evaluating both permanent and interim replacements for these senior management roles.

Asset Acquisition of AmeriCasa Solutions LLC and certain affiliated entities

On October 30, 2025, the Company entered into an Asset and Membership Interest Purchase Agreement (the “Agreement”) with AmeriCasa Solutions LLC and certain affiliated entities (collectively, the “Seller Entities”). Pursuant to the terms of the Agreement, the Company agreed to acquire substantially all of the assets and certain membership interests related to the Seller Entities’ business (the “Business”). The Business consists of the sale and distribution of manufactured housing, related real property leasing and sales, financing and insurance services, and the operation of the “FutureHomeX” cloud-based SaaS platform for manufactured home retailers and communities.

Under the Agreement, the Company will acquire intellectual property, real property, inventory, accounts receivable arising after closing, assigned contracts, permits and goodwill, and 28.75% of the membership interests in AmeriCasa-Corpus Christi, LLC, free and clear of all encumbrances other than permitted encumbrances. Certain assets, including cash, specified accounts receivable, excluded contracts, benefit plans and other items set forth in the Agreement, are excluded from the transaction.

The Company will assume only specified liabilities, including certain trade payables and liabilities under assigned contracts arising after the closing, as well as other liabilities set forth in the Agreement. All other liabilities, including those related to taxes for pre-closing periods, benefit plans, excluded assets and pre-closing actions, will remain with the Seller Entities.

LEGACY HOUSING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(dollars in thousands)

The aggregate purchase price consists of (i) $12,000 in cash, (ii) 92% of the principal amount of all notes receivable of the Seller Entities not more than 40 days past due as of closing, payable in cash, and (iii) the assumption of the Assumed Liabilities (collectively, the “Purchase Price”). The Purchase Price will be allocated among the Purchased Assets as set forth in an allocation schedule to be agreed upon at closing.

The closing of the transaction is subject to customary conditions, including the accuracy of representations and warranties, performance of covenants, receipt of required consents and permits, absence of material adverse effect, delivery of closing deliverables and release of encumbrances on the purchased assets.

The Agreement may be terminated under certain circumstances, including by mutual consent, failure to satisfy closing conditions by the outside date of November 28, 2025, or the existence of legal prohibitions on consummation of the transaction.

For SEC reporting purposes, this acquisition is not considered to be significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q. It contains forward looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward looking statements as a result of various factors, including those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, particularly under the heading “Risk Factors.” Dollar amounts are in thousands unless otherwise noted.

Overview

We build, sell and finance manufactured homes and “tiny houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $33 to $180. For the three months ended September 30, 2025 and 2024 we sold 420 and 475 home sections (which are entire homes or single floors that are combined to create complete homes), respectively. For the nine months ended September 30, 2025 and 2024 we sold 1,334 and 1,536 home sections respectively.

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

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution for our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens.

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

For the nine months ended September 30, 2025, approximately 56% of our manufactured homes were sold in Texas, followed by 8% in Georgia, 7% in Oklahoma, 5% in Tennessee, 4% in Florida, and 3% in Louisiana. For the nine months ended September 30, 2024, approximately 48% of our manufactured homes were sold in Texas, followed by 9% in North Carolina, 9% in Georgia, 8% in Oklahoma, 3% in Michigan, and 3% in Florida.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2025, these properties include the following (dollars in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$21,714	$25,929
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	39 Acres	Various 2018-2019	1,212	2,322	3,534
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	0	889
Bexar County, Texas	233 Acres	February 2021	1,550	556	2,106
Richland, Mississippi (1)	22 Acres	February 2024	1,141	148	1,289
Bonham, Texas	124.71 Acres	December 2024 & Sept 2025	1,826	-	1,826
Balch Springs, Texas	15 Acres	December 2024 & July 2025	1,567	-	1,567
Austin, Texas (Travis County)	1.52 Acres	June 2025	2,077	60	2,137
			$16,190	$24,990	$41,180

(1)	Land and improvement values do not include the value of Company owned homes located in this community.
●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation rates have been high in the U.S. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	During the quarter, the Company experienced higher input costs attributable in part to increased tariffs on goods imported from China. Certain materials and components used in the manufacture of our homes, including electrical fixtures, hardware, and other finished products, are sourced either directly from China or through domestic suppliers affected by these tariffs. The resulting cost increases have placed pressure on our gross margins and may continue to do so if tariff levels remain elevated or expand to additional product categories. While management is taking steps to mitigate these effects through supplier diversification and selective price adjustments, the full impact of the current tariff environment remains uncertain and could affect our cost structure and profitability in future periods.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended September 30, 2025 and 2024 (in thousands)

	Three months ended
	September 30,
	2025	2024	$ change	% change
Net revenue:
Product sales	$28,787	$30,169	$(1,382)	(4.6)%
Consumer, MHP and dealer loans interest	10,892	10,330	562	5.4%
Other	799	3,767	(2,968)	(78.8)%
Total net revenue	40,478	44,266	(3,788)	(8.6)%
Operating expenses:
Cost of product sales	22,963	21,364	1,599	7.5%
Cost of other sales	580	1,988	(1,408)	N/A %
Selling, general administrative expenses	7,315	6,065	1,250	20.6%
Dealer incentive	(89)	(475)	386	(81.3)%
Total operating expenses	30,769	28,942	1,827	6.3%
Income from operations	9,709	15,324	(5,615)	(36.6)%
Other income (expense)
Non‑operating interest income	285	(17)	302	(1,776.5)%
Miscellaneous, net	250	4,193	(3,943)	(94.0)%
Interest expense	13	(175)	188	(107.4)%
Total other income (expense)	548	4,001	(3,453)	(86.3)%
Income before income tax expense	10,257	19,325	(9,068)	(46.9)%
Income tax expense	(1,612)	(3,522)	1,910	(54.2)%
Net income	$8,645	$15,803	$(7,158)	(45.3)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $1.4 million, or 4.6%, during the three months ended September 30, 2025 as compared to the same period in 2024. This decrease was driven by a decrease in unit volumes shipped, primarily in inventory finance sales, retail sales and mobile home park sales categories.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended September 30, 2025 and 2024:

	Three months ended
	September 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$28,787	$30,169	$(1,382)	(4.6)%
Total units sold	420	475	(55)	(11.6)%
Net revenue per unit sold	$68.5	$63.5	$5	7.9%

For the three months ended September 30, 2025, our net revenue per product sold increased by 7.9% as compared to the same period in 2024. The increase is primarily due to an increase in units sold to consumers, which are sold at higher retail prices than our other channels. We had increases in retail and direct sales, which were more than offset by decreases in inventory finance sales, mobile home park sales, and other product sales. Inventory finance sales decreased $0.7 million, or 9% during the three months ended September 30, 2025 as compared to the same period in 2024. Retail sales increased $0.2 million, or 3.6% during the three months ended September 30, 2025 as compared to the same period in 2024. Mobile home park sales decreased $1.3 million, or 10.7% during the three months ended September 30, 2025 as compared to the same period in 2024. Direct sales increased $0.7 million, or 32.1% during the three months ended September 30, 2025 as compared to the same period in 2024. Other product sales decreased $0.2 million, or 10.6% during the three months ended September 30, 2025 as compared to the same period in 2024. Our revenue decreased primarily due to a lower volume of unit sales partially offset by an increase in net revenue per unit sold.

Consumer, MHP and dealer loans interest income increased $0.6 million, or 5.4% during the three months ended September 30, 2025 as compared to the same period in 2024, with essentially all of the gain coming from consumer loan portfolio interest.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, portfolio service revenue, park rental income, storage fees, and other miscellaneous income which decreased $3.0 million, or 78.8%, during the three months ended September 30, 2025 as compared to the same period in 2024. This decrease was primarily due to a $2.7 million decrease in land sales.

The cost of product sales increased $1.6 million, or 7.5%, during the three months ended September 30, 2025 as compared to the same period in 2024. The increase in costs is primarily related to an increase in raw material and tariff costs from 39.4% to 47.7% of sales, which is particularly notable given the favorable shift in sales mix towards higher margin products. The cost of other sales was $0.6 million during the three months ended September 30, 2025.

Selling, general and administrative expenses increased $1.3 million, or 20.6%, during the three months ended September 30, 2025 as compared to the same period in 2024. We had a $0.9 million increase in legal expense, $0.5 million increase in loan portfolio loss expense, $0.5 million increase in professional and consulting fee expense, and a $0.1 million increase in property tax expense offset by a $0.6 million decrease in payroll health benefit expense due to a significant medical claim accrual during the comparable period of 2024.

Other income (expense) decreased $3.5 million, or 86.3%, during the three months ended September 30, 2025 as compared to the same period in 2024. We had an (i) increase of $0.3 million in non-operating interest income due to a decrease in the required interest accrual allowance related to development loans in default offset by a reduction in interest income due to the decrease in development notes receivable over the comparable period of 2024, (ii) a decrease of $3.9 million in other income/expense primarily due to a fair market valuation gain adjustment on property acquired in foreclosure during the third quarter of 2024 related to the Rodwell default settlement, and (iii) a savings of $0.2 million in interest expense due to a reduction in the line of credit balance.

Income tax decreased $1.9 million during the three months ended September 30, 2025 as compared to the same period in 2024 due to a decrease in before tax income as well as the purchase of tax credits at a discount during the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2025 was 15.7% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and federal tax credits purchased at a discount by the Company in both the second and third quarters of 2025. The effective tax rate for the three months ended September 30, 2024 was 18.2%

Comparison of Nine Months ended September 30, 2025 and 2024 (in thousands)

	Nine months ended
	September 30,
	2025	2024	$ change	% change
Net revenue:
Product sales	$91,464	$92,653	$(1,189)	(1.3)%
Consumer, MHP and dealer loans interest	32,431	30,807	1,624	5.3%
Other revenue	2,415	6,544	(4,129)	(63.1)%
Total net revenue	126,310	130,004	(3,694)	(2.8)%
Operating expenses:
Cost of product sales	66,095	63,389	2,706	4.3%
Cost of other sales	1,724	1,988	(264)	N/A %
Selling, general administrative expenses	20,249	17,528	2,721	15.5%
Dealer incentive	124	(1,005)	1,129	(112.3)%
Total operating expenses	88,192	81,900	6,292	7.7%
Income from operations	38,118	48,104	(9,986)	(20.8)%
Other income (expense)
Non‑operating interest income	1,251	2,270	(1,019)	(44.9)%
Miscellaneous, net	1,414	7,945	(6,531)	(82.2)%
Interest expense	(22)	(686)	664	(96.8)%
Total other income	2,643	9,529	(6,886)	(72.3)%
Income before income tax expense	40,761	57,633	(16,872)	(29.3)%
Income tax expense	(7,145)	(10,502)	3,357	(32.0)%
Net income	$33,616	$47,131	$(13,515)	(28.7)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $1.2 million, or 1.3%, during the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was driven by a $6.8 million increase in inventory finance sales and a $1.6 million increase in retail sales, offset by a decrease of $7.5 million in mobile home park sales, a $0.2 million decrease in direct sales, and a $1.9 million decrease in other product sales.

Net revenue attributable to our factory-built housing consisted of the following during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	($ in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$91,465	$92,653	$(1,188)	(1.3)%
Total units sold	1,334	1,536	(202)	(13.2)%
Net revenue per unit sold	$68.6	$60.3	$8.3	13.7%

For the nine months ended September 30, 2025, our net revenue per product sold increased by 13.7% as compared to the same period in 2024. The increase is primarily due to a decrease in units sold to mobile home parks, which are sold at wholesale prices, and an increase in units sold to consumers, which are sold at higher retail prices. We had increases in inventory finance sales and retail sales, partially offset by decreases in mobile home park sales, direct sales, and other product sales. Inventory finance sales increased $6.8 million, or 27.0% during the nine months ended September 30, 2025 as compared to the same period in 2024. Retail sales increased $1.6 million, or 10.7% during the nine months ended September 30, 2025 as compared to the same period in 2024. Mobile home park sales decreased $7.5 million, or 20.2% during the nine months ended September 30, 2025 as compared to the same period in 2024. Direct sales decreased $0.2 million, or 2.9% during the nine months ended September 30, 2025 as compared to the same period in 2024. Other product sales decreased $1.9 million, or 24.4% during the nine months ended September 30, 2025 as compared to the same period in 2024.

Consumer, MHP and dealer loans interest income increased $1.6 million, or 5.3%, during the nine months ended September 30, 2025 as compared to the same period in 2024. Our consumer loan portfolio interest income increased by $2.0 million, our MHP loan portfolio interest income decreased by $0.2 million, and our dealer finance interest income decreased by $0.1 million.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, portfolio service fees, storage fees, and other miscellaneous income and decreased $4.1 million, or 63.1%, during the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was primarily due to a $2.6 million decrease in land sale revenue and a $1.1 million decrease in deposit forfeitures.

The cost of product sales increased $2.7 million, or 4.3%, during the nine months ended September 30, 2025 as compared to the same period in 2024. The increase in costs is primarily related to an increase in raw materials and tariffs from 39.1% to 41.3% of sales, partially offset by a decrease in labor and factory overhead costs.

Selling, general and administrative expenses increased $2.7 million, or 15.5%, during the nine months ended September 30, 2025 as compared to the same period in 2024. We had a $1.7 million increase in loan portfolio loss expense, a $0.8 million increase in legal expense, a $0.7 million increase in service warranty expense, a $0.4 million increase in professional and consulting expense, and a $0.2 million increase in retail operations’ payroll expense offset by a $0.7 million decrease in health benefits expense, a $0.4 million decrease in corporate and general payroll expense, a $0.15 million decrease in depreciation and amortization expense, and a $0.15 million decrease in postage and shipping expense. Professional and consulting expense increased primarily for due diligence related to pursuing corporate opportunities.

Other income (expense) decreased $6.9 million, or 72.3%, during the nine months ended September 30, 2025 as compared to the same period in 2024. We had (i) a decrease of $1.0 million in non-operating interest income primarily due to a lower balance of other development notes receivable, (ii) a $6.5 million decrease in other income/expense primarily due to land sales, reversal of accrued liabilities, and fair value gain adjustments related to settlements during the nine months ended September 30, 2024 that did not occur during the nine months ended September 30, 2025, and (iii) a decrease of $0.7 million in interest expense related to the reduction in the company’s line of credit utilization.

Income tax decreased $3.4 million during the nine months ended September 30, 2025 as compared to the same period in 2024. This is primarily due to a $16.9 million decrease in before tax income between comparable nine month periods for 2025 and 2024 as well as the purchase of tax credits at a discount during 2025. The effective tax rate for the nine months ended September 30, 2025 was 17.5% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and federal tax credits purchased at a discount by the Company during the second and third quarters, both partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2024 was 18.2%.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at September 30, 2025, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. On July 28, 2023, we terminated our credit agreement with Capital One, N.A. and entered into a new credit agreement with Prosperity Bank that expanded and extended our credit availability (see Lines of Credit, below).

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of September 30, 2025, we had approximately $13.6 million in cash, compared to $1.1 million as of December 31, 2024. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2025	2024

Net cash provided by operating activities	$18,123	$28,100
Net cash provided by (used in) investing activities	$770	$(1,511)
Net cash used in financing activities	$(6,491)	$(26,767)
Net change in cash	$12,402	$(178)
Cash at beginning of period	$1,149	$748
Cash at end of period	$13,551	$570

Comparison of Cash Flow Activities from September 30, 2025 to September 30, 2024

Net cash provided by operating activities was $18.1 million during the nine months ended September 30, 2025, compared to net cash of $28.1 million provided by operating activities during the nine months ended September 30, 2024. This change was predominantly the result of decreased net income, increased consumer loan originations net of collections due to a higher percentage of sales being financed by the company, increased other assets, decreased accounts payable and accrued liabilities, increased inventories, and increased accounts receivable partially offset by decreased MHP loan originations net of collections, decreased dealer inventory loan originations, and increased customer escrow liability.

Net cash provided by investing activities of $0.8 million during the nine months ended September 30, 2025 was primarily attributable to $6.0 million of development notes receivable collections net of originations offset by $5.7 million used in development of property and purchases of machinery and equipment. Net cash used in investing activities of $1.5 million during the nine months ended September 30, 2024 was primarily attributable to $7.3 million used in development of property and purchases of machinery and equipment offset by $4.1 million of development notes receivable collections net of originations, and proceeds of $1.6 million from the sale of company property.

Net cash used in financing activities of $6.5 million during the nine months ended September 30, 2025 was attributable $6.5 million of stock repurchases. Net cash used in financing activities of $26.8 million during the nine months ended September 30, 2024 was attributable to net payments of $21.6 million on our lines of credit, and $5.4 million of stock repurchases and $0.2 million received from the exercise of stock options.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5,398 in the open market during the year ended December 31, 2024. We repurchased 29,385 shares of common stock for $675 in the open market during the three months ended March 31, 2025. We repurchased 260,635 shares of common stock for $5,817 in the open market during the three months ended June 30, 2025. As of September 30, 2025, we had a remaining authorization of approximately $8,110.

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

For the three months ended September 30, 2025 and 2024, interest expense under the Revolver was $2 and $175, respectively. For the nine months ended September 30, 2025 and 2024, interest expense under the Revolver was $3 and $686, respectively. The outstanding balance of the Revolver as of September 30, 2025 and December 31, 2024 was $0 and $0, respectively. The interest rate in effect as of September 30, 2025 and December 31, 2024 for the Revolver was 7.25% and 7.61%, respectively. The amount of available credit under the Revolver was $50,000 and $50,000 as of September 30, 2025 and December 31, 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2025, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2025:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2025	2026 - 2027	2028 - 2029	After 2029
Lines of credit	$—	—	—	—	—
Operating lease obligations	$1,041	120	776	145	—

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $713 and $805 as of September 30, 2025 and December 31, 2024, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2025.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures are considered ineffective as of September 30, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of September 30, 2025 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13 - Commitments and Contingencies in our September 30, 2025 Condensed Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025, as such factors could materially affect our business, financial condition and future results. The risks described in such annual report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition or results of operations. There have been no material changes to the risk factors identified in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

There were no repurchases of our common stock on the open market during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits.

Exhibit No.	Description

EXHIBIT 3.3 *	Certificate of Formation of Legacy Housing Corporation (formerly Legacy Housing Merger Sub, Inc.), a Texas for-profit corporation.

EXHIBIT 3.4 *	Certificate of Merger of Legacy Housing Corporation with and into Legacy Housing Merger Sub, Inc.

EXHIBIT 3.5	Bylaws of Legacy Housing Corporation (formerly Legacy Housing Merger Sub, Inc.). (1)

EXHIBIT 3.6	Amendment No. 1 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 3.7	Amendment No. 2 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 3.8	Amendment No. 3 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 4.1	Specimen Common Stock Certificate. (2)

EXHIBIT 4.2	Description of Securities of the Registrant. (2)

EXHIBIT 31.1 *	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

EXHIBIT 31.2 *	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

EXHIBIT 32.1 *	Section 1350 Certification of Principal Executive Officer. (3)

EXHIBIT 32.2 *	Section 1350 Certification of Principal Financial Officer. (3)

EXHIBIT 101.INS *	XBRL Instance Document.

EXHIBIT 101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2025.
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2025.

(3)	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Date: November 7, 2025	By:	/s/ KENNETH E. SHIPLEY
Kenneth E. Shipley
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ RONALD C. ARRINGTON
Ronald C. Arrington
Interim Chief Financial Officer (Principal Financial and Accounting Officer)