Form 10-K
period 2025-12-31
Legacy Housing Corp
filed 2026-03-12
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $247,297,780. For purposes of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2025, have been deemed affiliates.

As of March 12, 2026, the total number of shares outstanding of the registrant’s common stock was 23,812,341 shares.

Documents Incorporated by Reference: None

PART I

ITEM 1.      BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” "would," "can," “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed under “Risk Factors” described elsewhere in this Form 10-K and from time to time in future reports that we file with the Securities and Exchange Commission. You should carefully consider the risks and uncertainties described in this Form 10-K.

In this Form 10-K, unless otherwise indicated or the context otherwise requires, “Legacy,” “the Company,” “we,” “us” or “our” refer to Legacy Housing Corporation, a Texas corporation.

Our Company

We build, sell, and finance manufactured homes and “Tiny Houses” that are distributed through a network of independent retailers and company-owned stores and also sold directly to manufactured home communities. The company was founded in 2005, and our corporate office is located in Bedford, Texas (between Dallas and Fort Worth). We completed our initial public offering in December 2018 and our common stock trades on The Nasdaq Global Select Market under the symbol “LEGH.”

We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, and 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $47,000 to $200,000. During 2025, we sold 1,703 units (which are entire homes or single floors).

Our homes address the significant need in the United States for affordable housing. This need is being driven by a nationwide trend of increasing rental rates for housing, higher prices for site-built homes, and decreasing percentages of home ownership among portions of the U.S. population. Our customers typically have annual household incomes of less than $75,000 and include young and working class families, as well as persons age 55 and older. In 2024, an estimated 63 million U.S. households had annual incomes below $75,000, representing slightly less than half of all households, according to the U.S. Census Bureau’s Current Population Survey Annual Social and Economic Supplement.

We believe our company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations, and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to approximately 70 home sections, or approximately 60 fully-completed homes on average depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning, and state-of-the-art kitchens.

Our homes are marketed under our premier “Legacy” brand name and, as of December 31, 2025, are sold to consumers, primarily across 15 states through a network of over 80 independent retail locations, 14 company-owned retail locations, and through direct sales to owners of manufactured home communities.

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

Our Market Opportunity

Manufactured housing is a competitive alternative to other forms of affordable housing, whether new or existing, and whether located in urban, suburban, or rural areas. Our target market of manufactured home buyers consists of households with total annual income below $75,000, which, according to third-party estimates, encompasses roughly one-half of U.S. households as of 2025. Our target U.S. age group is wide, ranging from young families who are often first-time homebuyers to older homebuyers who may be downsizing or moving towards a more rural lifestyle. The comparatively low all-in cost of fully equipped manufactured housing remains attractive to our target consumers, especially in an environment of elevated mortgage rates and constrained site-built housing supply.

The affordability gap between manufactured homes and site-built homes has widened over the last decade on both a total price and a price-per-square-foot basis. Recent industry data show that in 2024 the average manufactured home (single- and multi-section combined) sold for approximately $85 per square foot, while a new site-built single-family home (excluding land) averaged roughly $165 per square foot—meaning factory-built homes can be nearly 50% less expensive on a structural, per-square-foot basis. The chart below is intended to highlight the increasing all-in average sales price per square foot difference between new manufactured homes and new site-built homes (excluding land) over time.

Rising Price Gap Between Manufactured and Site-Built Homes (2014–2024)
Site-built homes cost nearly double per square foot
Manufactured
Site-Built
USD per Sq Ft.
160
140
120
100
80
60
2014
2016
2018
2020
2022
2024
Year

Sources: U.S. Census Bureau, Manufactured Housing Survey (average sales price and size of new manufactured homes), and publicly available data on new single-family site-built home construction costs (structure only, excluding land).

Manufactured homes are also an attractive alternative for consumers as new single-family home prices (including land) have risen over the past several years and remain at historically high levels relative to incomes. Third-party data indicate that in 2024 the average manufactured home sold for approximately $120,000–$125,000, compared to an estimated median single-family home value of approximately $365,000–$370,000, implying that manufactured homes are roughly two-thirds less expensive on a headline price basis, before considering land. The chart below illustrates the growing gap between the average sale price for new single-family homes (including the land on which they were built) and the price of the average manufactured home.

Manufactured and Single-Family Home Prices Rising (2014-2024)
Manufactured homes remain about one-third the cost of median single-family
Manufactured (000s)
Median SF Home (000s)
Price (000s USD)
350
300
250
200
150
100
2014
2016
2018
2020
2022
2024
Year

Sources: U.S. Census Bureau, Manufactured Housing Survey (average sales price of new manufactured homes), and publicly available U.S. housing market data for median single-family home values.

Additionally, innovative engineering and design, as well as efficient production techniques, including the advent and development of the “Tiny Houses” market and other small-footprint homes, continue to position manufactured homes as a viable housing alternative for value-conscious buyers. Demand for high-quality affordable housing below approximately $150,000 has been driven by increasing rental rates for housing, higher prices for site-built homes, stagnant or modest wage growth for many households, and declining homeownership rates among certain demographic groups. These macroeconomic and demographic trends support long-term demand for manufactured housing as an accessible path to homeownership.

The manufactured housing industry shipped 112,882 manufactured homes in 2022 and 89,169 manufactured homes in 2023, reflecting a cyclical downturn in production following strong activity in 2021–2022. Industry shipments recovered in 2024 to approximately 103,300 homes, and as of mid-2025 the annualized shipment rate was approximately 106,000 homes, indicating renewed growth in factory-built housing even as the broader single-family housing market remains constrained. Manufactured housing shipments still account for a mid-single-digit percentage of total completed or started single-family housing units in the United States, suggesting significant long-term opportunity for further penetration as policymakers and consumers increasingly view factory-built housing as part of the solution to the national housing shortage.

U.S. Manufactured Housing Shipments Fluctuating (2020-2025)
Shipments peaked in 2022 at 113k units before declining in 2023
100k
20k
0
Shipments (units
2020
2021
2022
2023
2024
2025
Year

Sources: U.S. Census Bureau and U.S. Department of Housing and Urban Development, Manufactured Housing Survey and related datasets (shipments of new manufactured homes), and Manufactured Housing Institute analyses of manufactured home shipments as a share of new single-family housing starts and sales.

Our Competitive Advantages

We offer a complete solution for affordable manufactured housing. We differentiate ourselves from our competition and have been able to grow our business as a result of the following key competitive strengths:

●	Quality and Variety of Housing Designs. Based on more than 80 combined years of industry experience, our co-founders have developed an operating model that enables the efficient production of quality, customizable manufactured homes. All of our homes are constructed in one of our three U.S.-based manufacturing facilities. By using an assembly-line process that employs from approximately 100 to 199 individuals per facility, we are able to manufacture a home in approximately three to six days and can produce, on average, up to approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use local market research to design homes that meet the specific needs of our customers and offer a variety of structural and decorative customization options, including fireplaces, central air conditioning, overhead heat ducts, stipple-textured ceilings, decorative woodgrain vinyl floors, wood cabinetry and energy conservation elements. Additionally, most of our homes have vaulted ceilings in every room, have our copyrighted “furniture friendly” floor plans and, in many cases, are wider, have taller ceilings and steeper roof pitches than our competitors’ products. Altogether, our ability to offer our customers a range of home sizes and styles, as well as sophisticated design and customization, allows us to accommodate virtually all reasonable customer requests. Our vertical integration enables us to respond quickly to our customers’ needs and modify designs during the construction process.

●	Manufacturing Facilities Strategically Located Near Customers in Key Markets. Our three manufacturing facilities are strategically located to allow us to serve over 80 independent retail locations and 14 company-owned retail locations primarily across 15 states. Currently, we have a manufacturing plant in Fort Worth, Texas that measures 97,000 square feet in size and produced 606 homes in 2025 and 624 homes in 2024, a manufacturing plant in Commerce, Texas that measures 130,000 square feet in size and produced 555 homes in 2025 and 504 homes in 2024, and a manufacturing plant in Eatonton, Georgia that measures 388,000 square feet in size and produced 388 homes in 2025 and 505 homes in 2024. Once our homes are constructed and equipped at our facilities, we have the ability to transport the finished products directly to customers ensuring timely and efficient delivery of our manufactured homes.
●	Expansive and Growing Distribution Network. We distribute our products primarily in the southern United States through a network of independent retail locations, company-owned retail locations and direct sales to owners of manufactured home communities. Our first company-owned retail location opened in June 2016. Our company-owned stores generate higher gross margins.
●	Competitive Production Strategies and Direct Sourcing. We develop and maintain the resources necessary to build custom homes efficiently and with unique and varied customer-requested features. We constantly seek ways to directly source materials used in the manufacturing process, which allows us to ensure the materials are of high-quality and can be customized to meet our customers’ needs. Customization enables us to attract additional retailers and consumers who seek individualized homes that are assembled on a factory production line.
●	Available Financing for our Dealers and Retail Customers. Our financial position allows us to develop and offer financing solutions to our customers in connection with their purchase of our homes. We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations. And we provide financing to mobile home community owners that buy our products for use in their rental housing communities. Our company has been providing inventory financing to our independent retailers since our formation, and we now have over 80 independent retailers using our inventory financing solutions. We now have more than 4,300 retail customers that purchased their homes using our retail financing solutions.
●	Support for Owners of Manufactured Home Communities. We provide manufacturing and financing solutions for owners of manufactured home communities in connection with the development of communities in our geographic market area. Such development projects can vary, but generally include custom park development financing and large purchase orders of manufactured homes. We also make loans to community owners for the purpose of acquiring or developing properties, and generally these community owners contract to buy homes from us. These financing solutions are structured to give us an attractive return on investment, when coupled with the gross margin we realize on products specifically targeted for these new manufactured housing communities.
●	Strong Alignment of Interests through Co-Founders’ Ownership. We believe that our interests are strongly aligned with our shareholders as our co-founders, Curtis D. Hodgson (Executive Chairman of the Board) and Kenneth E. Shipley (Chief Executive Officer and Director) own a significant percentage of outstanding shares. By providing structural and economic alignment with the performance of our company, Messrs. Hodgson’s and Shipley’s continuing significant interests are aligned with those of our investors. We believe that the controlling interests and involvement of our co-founders has led to the creation of value for our shareholders.

Our Growth Strategy

We have a strong operating history of investing in successful growth initiatives over the past 20 years. The solution we are able to provide for our customers, as a result of the vertical integration of our company, enhances our brand recognition as a leading producer, results in higher and more efficient utilization of our manufacturing factories and expands our direct-to-consumer outreach on the competitive advantages of our wide variety of customizable homes. This operational focus has enabled us to maintain strong margins and to increase net income over the years. Our growth strategy includes the following key initiatives:

●	Expand Financing Solutions for Our Customers. We recognize that offering financing solutions to our customers is an important component of being a vertically integrated company that provides affordable manufactured housing. Providing financing improves our responsiveness to the needs of prospective purchasers while also providing us with opportunities for interest and servicing revenues, which act as additional drivers of net income for us. We continue to expand financing solutions to manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products.
●	Continue to Focus on Innovation and Customization for Core Customer Groups. Our production strategy is focused on continually developing the resources necessary to efficiently build homes that incorporate unique, varied and innovative customer preferences. We are constantly seeking ways to directly source materials to be used in the manufacturing process, which allows us to ensure we have quality materials that can be customized to meet our customers’ needs. Our principal focus is on designing and building highly functional and durable products that appeal to families of all sizes.
●	Seek Additional Agreements with Owners of Manufactured Home Communities. Community housing developments provide us with large, concentrated sales opportunities. These projects vary in size and density but generally include sales of 30 to 300 homes. We have opportunities to work with our development partners on such projects and view these opportunities as an important driver for both the sale of more homes and the expansion of our commercial loan portfolios.
●	Pursue Selective Development Opportunities. We seek to grow through selective acquisition of developable land in proximity to our manufacturing footprint. This will provide for a future revenue stream for the underlying land as well as ensure high utilization of our expertise in manufacturing and distribution. We own over 1,000 acres of land across Texas. We continue to evaluate opportunities to develop the remaining land, or to provide financing to third party developers of additional manufactured housing communities in order to provide locations for manufactured homes for our customers.
●	Focus on our Retail Process. As of December 31, 2025, we distribute our products primarily across 15 states through a combination of 14 company-owned retail locations and over 80 independent retail locations. Our focused network of company-owned retail locations allows us to be more responsive and improve the customer experience at all stages, from manufacturing and design to sales, financing, and customer service. Our company-owned stores, on average, carry higher gross margins due to our ability to select critical markets and develop highly-trained sales representatives who possess a deep understanding of our business and customer needs.

AmeriCasa Solutions Acquisition

Effective November 1, 2025, we completed the acquisition of substantially all of the assets and certain membership interests of AmeriCasa Solutions LLC and certain affiliated entities (“AmeriCasa”), pursuant to an Asset and Membership Interest Purchase Agreement (the “Agreement”) with AmeriCasa, Norman Newton, Newton VisionCorp2, LLC and Jeff Gainsborough (together with certain other parties, the “Sellers”). AmeriCasa’s business consisted of the sale and distribution of manufactured housing, related real property leasing and sales, financing and insurance services, and the operation of the “FutureHomeX” cloud-based SaaS platform for manufactured home retailers and communities.

Under the Agreement, we acquired (i) substantially all assets of AmeriCasa used in its business, including intellectual property, real property, inventory, accounts receivable arising after closing, assigned contracts, permits and goodwill, and (ii) 28.75% of the membership interests in AmeriCasa-Corpus Christi, LLC (“Corpus Christi LLC”), free and clear of all encumbrances other than permitted encumbrances. Certain assets, including cash, specified accounts receivable, excluded contracts, benefit plans and other items set forth in the Agreement, were excluded from the transaction. We assumed only specified liabilities, including certain trade payables and liabilities under assigned contracts arising after the closing, as well as other liabilities set forth in the Agreement.

The aggregate purchase price consisted of $19.9 million, for substantially all of the assets of AmeriCasa Solutions, LLC, the assumption of certain liabilities totaling approximately $1.3 million, and the extinguishment of approximately $500,000 in dealer liability. A portion of the purchase price, equal to $1.0 million, is being held in escrow for a period of 12 months to secure certain indemnification obligations of the Sellers; and in addition, the Company has not yet released approximately $400,000 in cash.

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

Manufacturing Process. Our manufactured homes are entirely constructed and equipped at our three factories. Our homes are constructed using high-volume production techniques and employ approximately 100 to 199 employees at each facility. Most of our homes are constructed in one or more sections (or floors) on a steel chassis. Each section is assembled in stages beginning with the construction of the chassis, followed by the addition of other constructed and purchased components and ending with a final quality control inspection. The efficiency of the production process and the benefits of constructing homes in a controlled factory environment enable us to produce homes in less time, generating less waste and at a lower cost per-square-foot than traditional home building. The finished home is then transported directly to a customer at a retail sales center, work site or manufactured home community. During the years ended December 31, 2025 and 2024 we sold 2,243 and 2,471 home sections (floors), including 134 and 124 Tiny Houses, respectively. We subcontract home production to other manufacturers for delivery in regions of the country not served from our own factories.

Manufacturing Facilities. We currently operate three manufacturing facilities located in Fort Worth, Texas, Commerce, Texas, and Eatonton, Georgia, each of which range in size from approximately 97,000 to 388,000 square feet. The production schedules for our manufacturing facilities are based on wholesale orders received from distributors, which fluctuate from week to week. In general, our facilities are structured to operate on one 8- to 9-hour shift per day, five days per week. We currently manufacture a typical home in approximately three to six production days. For the year ended December 31, 2025, we produced on average 36 home sections per week, or 30 fully-completed homes. For the year ended December 31, 2024, we produced on average 39 home sections per week, or 31 fully-completed homes.

Raw Materials and Suppliers. The principal materials used in the production of our manufactured homes include wood, wood products, steel, aluminum, gypsum wallboard, windows, doors, fiberglass insulation, carpet, vinyl, fasteners, plumbing materials, appliances and electrical items. We currently buy these materials from various third-party manufacturers and distributors. We procure multiple sources of supplies for all key materials in order to mitigate any supply chain risk. We continue to seek greater direct sourcing of materials from original manufacturers. This allows us to save costs, gain greater control over the quality of the materials we use in our products and increase customization to meet our customers’ changing preferences. The inability to obtain any materials used in the production of our homes, whether resulting from material shortages, limitation of supplier facilities or other events affecting production of component parts, may affect our ability to meet or maintain production requirements. Pricing and availability of certain raw materials fluctuated more during 2025 than in most prior years due to factors in the economic environment, particularly the significant gyrations in tariffs. We continue to monitor and react to changes in these materials’ prices and availability by maintaining a focus on our product pricing in response to higher materials costs while adjusting our sourcing when prudent.

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

Distribution

As of December 31, 2025, we distribute our manufactured homes primarily across 15 states through a network of over 80 independent retail locations, 14 company-owned retail locations and direct sales to owners of manufactured home communities. As is common in the industry, our independent distributors typically sell manufactured homes produced by other manufacturers in addition to our manufactured homes. Additionally, some independent retailers operate multiple sales outlets.

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

Our 14 company-owned retail locations allow us to improve the customer experience through all steps of the buying process, from manufacturing and design to sales, financing and customer service. This also gives us a direct window into consumer preferences and lending opportunities.

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

Financing Solutions for Our Customers

We offer three types of financing solutions:

●	Inventory Financing. We provide inventory financing to our independent retailers, who purchase homes from us and then sell them to consumers.
●	Consumer Financing. We provide consumer financing for our products sold to end-users through both independent and our company-owned retail locations.
●	Manufactured Housing Community Financing. We provide financing to community owners that buy or lease our products for use in their rental housing communities.

The following table provides an overview of consumer, MHP and dealer financing options as of December 31, 2025 ($ in thousands):

	Principal			Average
	Amount	Number of	Contractual Rate	Remaining
	Outstanding	Loans (1)	or Monthly Fee	Term
Consumer Financing (1)	$203,601	3,822	13.1% average rate	127 months
MHP Community Financing	$199,083	451	8.1% average rate	101 months
Dealer Financing (2)	$28,403	54	1% average rate monthly	19 months

(1) Consumer financing includes 126 purchased loans from the AmeriCasa acquisition.

(2) Dealer finance includes loan agreements (generally one per dealer).

Inventory Financing. We provide inventory financing for most of our independent retailers for products we manufacture and for pre-owned products. In an inventory finance arrangement, we sell products to our independent retailers and provide financing for the sales. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home by the retailer to its customer or the end of the term. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement. We may grant extensions on a case-by-case basis.

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

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels. Competition occurs on numerous levels, including price, product features, reputation for service and quality, depth of distribution, promotion, merchandising and the terms of retail and wholesale consumer financing. We compete with other producers of manufactured homes and new producers continue to enter the market. We also compete with companies offering for sale homes repossessed from wholesalers or consumers and we compete with new and existing site-built homes, apartments, townhouses and condominiums.

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

Employees

As of December 31, 2025, we had approximately 592 employees. Of our employees, approximately 499 individuals were hourly employees and 93 individuals were salaried employees. Our employees are currently not represented by any collective bargaining unit.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

The Company's senior management is actively involved in oversight of our risks and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). In general, we seek to address cybersecurity risks through an approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

Technical Safeguards: The Company deploys technical safeguards that are designed to protect our system from cybersecurity threats, including two-factor authentication, firewalls, anti-malware functionality, email threat protection, and access controls, which are evaluated and improved through vulnerability assessments.

Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our system, as well as the systems of third parties that could adversely impact on our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: We provide training, support and alerts for personnel regarding cybersecurity threats to equip our personnel with effective tools to address cybersecurity threats, and to communicate the evolving information security policies, standards, processes and practices.

Governance

Senior management, in coordination with the Company’s third-party service providers specializing in information technology, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Through ongoing communications with third party service providers, Senior Management monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents.

Cybersecurity incidents have not materially affected the Company's results of operations or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

ITEM 2.     PROPERTIES.

Facilities

The following table sets forth certain information with respect to the facilities where our company operates:

	Year	Owned /	Square
Location	Opened	Leased	Feet
Manufacturing/Warehouse Facilities
Commerce, TX	2007	Owned	129,600
Eatonton, GA	2016	Owned	388,000
Fort Worth, TX	2005	Owned	96,880
Retail Locations
Albany, GA	2018	Leased	1,536
Asheboro, NC	2017	Leased	1,472
Athens, GA	2016	Leased	2,016
Augusta, GA	2018	Leased	3,136
Canton, TX	2018	Leased	2,362
Gainesville, TX	2017	Owned	2,240
Greenville, TX	2016	Owned	1,256
Houston, TX	2025	Owned	6,627
Jennings, LA	2017	Owned	2,432
Marble Falls, TX	2024	Owned	1,718
Minden, LA	2017	Leased	2,369
Mt. Pleasant, TX	2016	Leased	1,792
Oklahoma City, OK	2016	Owned	2,100
Sapulpa, OK	2020	Leased	1,960
Corporate/Regional Headquarters
Bedford, TX	2018	Leased	8,020
Norcross, GA	2018	Leased	3,358

We own the manufacturing facilities and the land on which the facilities are located in Fort Worth, Texas, and Commerce, Texas, and Eatonton, Georgia. We believe that these facilities are adequately maintained and suitable for the purposes for which they are used.

We currently operate 14 retail locations. Each retail location sits on approximately five to seven acres of land. We lease 8 of the 14 retail locations we operate in the business, pursuant to leases expire between 2026 and 2031. Effective November 1, 2025, the company acquired a new retail location at 1160 Aldine Bender and 1129 Ralphcrest Drive in Houston, Texas as part of the AmeriCasa acquisition. Total rent expense for the years ended December 31, 2025 and 2024 was $552,000 and $631,000, respectively.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on The Nasdaq Global Market under the symbol “LEGH” since December 14, 2018, when we completed our initial public offering. Prior to that date, there was no public market for our common stock. As of December 31, 2025, there were 13 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends during 2024 or 2025. We currently have no plans to pay cash dividends on our common stock and instead plan to retain earnings, if any, for future operations, to finance the growth of the business and service debt. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Form 10-K.

Issuer Purchases of Equity Securities

In November 2022, our Board of Directors approved a repurchase program (the “2022 Repurchase Program”) that enabled us to purchase up to $10.0 million of our common stock. Share purchases may be made from time to time in the open market or through privately negotiated transactions depending on market conditions, share price, trading volume and other factors. Such purchases, if any, will be made in accordance with applicable insider trading and other securities laws and regulations. These repurchases may be commenced or suspended at any time or from time to time without prior notice.

In August, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of our common stock under the share repurchase program.

We repurchased 262,530 shares of common stock for $5.4 million in the open market during the year ended December 31, 2024, and 346,406 shares of common stock for $7.6 million in the open market during the year ended December 31, 2025.

All repurchase programs have expired as of October 31, 2025.

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

Overview

Legacy Housing Corporation builds, sells and finances manufactured homes and “Tiny Houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $47,000 to $200,000. During 2025, we sold 1,703 units (comprising 2,253 floors) (which are entire homes or single floors that are combined to create complete homes) and in 2024, we sold 2,129 units (comprising 2,471 floors).

We have one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of our company supports the others. For example, the sale of manufactured homes includes coordinating or providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the co-chief operating decision makers, the Executive Chairman and Chief Executive Officer, are based upon analyses of our company as one operating segment.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a network of over 80 independent retail locations, 14 company-owned retail locations and through direct sales to owners of manufactured home communities. Of our 14 company-owned retail locations, 13 Heritage Housing stores and one Tiny House Outlet stores exclusively sell our homes. One company-owned location operates under the AmeriCasa name and sells both our homes and those of several other manufacturers. During the years ended December 31, 2025 and 2024, no independent retailer accounted for 10% or more of our product sales. Approximately 44% of our 2025 product sales were attributable to our independent retail distributors, 21% to our company-owned retail locations and 35% directly to owners of manufactured housing communities. Approximately 38% of our 2024 product sales were attributable to our independent retail distributors, 17% to our company-owned retail locations and 45% directly to owners of manufactured housing communities.

The following table shows the states in which we sold most of our manufactured homes and the approximate percentage of their sales to our total product sales:

	% of 2025	% of 2024
Location	Product Sales	Product Sales
Texas	52%	54%
Georgia	8%	11%
Oklahoma	6%	6%
Florida	4%	3%
Tennessee	3%	1%
Louisiana	3%	1%
New Mexico	2%	2%
Ohio	2%	1%
Arkansas	2%	—%
Kansas	2%	1%
Alabama	2%	2%

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including, but not limited to, the following:

●	We acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of December 31, 2025, these properties include the following ($ in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$24,648	$28,863
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	38 Acres	Various 2018-2019	1,212	2,425	3,637
Johnson County, Texas	91.5 Acres	July 2019	449	(11)	438
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	556	2,106
Richland, Mississippi (1)	22 Acres	February 2024	1,141	554	1,695
Bonham, Texas	124.71 Acres	December 2024 & Sept 2025	1,826	-	1,826
Balch Springs, Texas	15 Acres	December 2024 & July 2025	1,567	-	1,567
Austin, Texas (Travis County)	1.52 Acres	June 2025	2,077	60	2,137
			$16,190	$28,422	$44,612

(1) Land and improvement values do not include the value of Company owned homes located in this community

●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	Inflation rates have been high in the U.S. recently. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as the increases in material and labor. In addition, measures used to combat inflation, such as increases in interest rates, could also have an impact on the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation on our future profitability.
●	Our financial performance may be impacted by our ability to fulfill current orders for our manufactured homes from dealers and customers. Our Georgia manufacturing facility has space available and with additional investment can add capacity to increase the number of homes that can be manufactured. In order to continue to grow, we must be able to properly estimate future volumes when making commitments regarding the level of business that we will seek and accept, the mix of products that we intend to manufacture, the timing of production schedules and the levels and utilization of inventory, equipment and personnel. We actively review organic and inorganic opportunities to add production capacity in attractive regions to meet future demand.
●	Finally, during the year, the Company experienced higher input costs attributable in part to increased tariffs on goods imported from China. Certain materials and components used in the manufacture of our homes, including electrical fixtures, hardware, and other finished products, are sourced either directly from China or through domestic suppliers affected by these tariffs. The resulting cost increases have placed pressure on our gross margins and may continue to do so if tariff levels remain elevated or expand to additional product categories. While management is taking steps to mitigate these effects through supplier diversification and selective price adjustments, the full impact of the current tariff environment remains uncertain and could affect our cost structure and profitability in the future.

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

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. Our calculation of the general reserve considers the historical loss rate for the last three years, adjusted for the estimated loss discovery period and any qualitative factors both internal and external to our company. Specific reserves are determined based on probable losses on specific classified impaired loans. For further information, see Note 2, Summary of Significant Accounting Policies, to our December 31, 2025 financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers net of allowance for loan losses. We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history. We establish an allowance reserve composed of specific and general reserve amounts that are deemed to be at risk. Historically we have not experienced material losses on the MHP Notes.

Allowance for Loan Losses—Other Notes Receivable

Other notes receivable are stated at amounts due from customers net of allowance for loan losses. We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history. We establish an allowance reserve composed of specific and general reserve amounts that are deemed to be at risk. Historically we have not experienced material losses on the Other notes receivable.

Allowance for Loan Losses—Dealer Financed Receivables

Dealer financed receivables are stated at amounts due from customers net of allowance for loan losses. We determine the allowance by considering several factors including the aging of the past due balance, the customer’s payment history, and our previous loss history. We establish a general and specific reserves for amounts that are deemed to be at risk. Historically we have not experienced material losses on the Dealer financed receivables.

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

Revenue Recognition

Direct Sales

Revenue from homes sold to independent retailers that are not financed and not under an inventory finance arrangement generally is recognized upon execution of a sales contract and when the home is shipped, at which time title passes to the independent retailer and collectability is probable. These types of homes are generally either paid for prior to shipment or floor plan financed through a third party lender by the independent retailer through standard industry arrangements, which can include repurchase agreements.

Commercial Sales

Revenue from homes sold to mobile home parks under commercial loan programs involving funds provided by our company is recognized when the home is shipped, at which time title passes to the customer and a sales and financing contract is executed, down payment received, and collectability is probable.

Inventory Finance Sales

We provide inventory financing for independent retailers who purchase homes from us and then resell them to consumers. Sales under an inventory financing arrangement are considered sales of homes to the independent dealer and are recognized as revenue upon delivery of the home to the dealer’s location.

Retail Store Sales

Revenue from direct retail sales through company-owned retail locations generally is recognized when the customer has entered into a legally binding sales contract, payment is received, the home is delivered at the customer’s site, title has transferred, and collection is probable. Retail sales financed by us are recognized as revenue upon the execution of a sales and financing contract, receipt of a down payment and delivery of the home to the final customer, at which time title passes and collectability is probable.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-K.

Comparison of Years ended December 31, 2025 and 2024 (in thousands)

	Year ended
	December 31,
	2025	2024	$ change	% change
Net revenue:
Product sales	$116,932	$129,345	$(12,413)	(9.6)%
Consumer, MHP and dealer loans interest	43,674	41,182	2,492	6.1%
Other revenue	3,961	13,664	(9,703)	(71.0)%
Total net revenue	164,567	184,191	(19,624)	(10.7)%
Operating expenses:
Cost of product sales	84,829	90,071	(5,242)	(5.8)%
Cost of other sales	1,723	8,218	(6,495)	(79.0)%
Selling, general administrative expenses	29,608	22,292	7,316	26.0%
Total operating expenses	116,160	120,581	(4,421)	(3.7)%
Income from operations	48,407	63,610	(15,203)	(23.9)%
Other income (expense)
Non‑operating interest income	1,398	2,635	(1,237)	(46.9)%
Miscellaneous, net	1,789	10,482	(8,693)	(82.9)%
Interest expense	(28)	(689)	661	(95.9)%
Total other income	3,159	12,428	(9,269)	(74.6)%
Income before income tax expense	51,566	76,038	(24,472)	(32.2)%
Income tax expense	(9,757)	(14,396)	4,639	(32.2)%
Net income	$41,809	$61,642	$(19,833)	(32.2)%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $12.4 million, or 9.6%, in 2025 as compared to 2024. This decrease was driven primarily by a decrease in unit volumes shipped, primarily in direct sales and inventory finance sales categories.

Net revenue attributable to our factory-built housing consisted of the following in 2025 and 2024:

	Year Ended
	December 31,
	($ in thousands)
	2025	2024	$ Change	% Change
Net revenue:
Product Sales	$116,932	$129,345	$(12,413)	(9.6)%
Total units sold	1,703	2,129	(426)	(20.0)%
Net revenue per unit sold	$68.7	$60.8	$7.9	13.0%

During 2025, our net revenue per product sold increased by 13% compared to 2024 as we raised home prices to offset rising raw material costs. Product sales decreased $12.4 million or 9.6% during 2025 compared to 2024. The market for manufactured homes lacked growth during 2025 due to economic conditions characterized by inflationary pressures, continued higher interest rates coupled with tighter credit, and consumer affordability fatigue. Commercial sales to MHP customers declined $16.8 million or 30% as MHP operators faced several headwinds in 2025. These included capital caution following sharp rent and cost inflation, already high occupancy rates limiting available pads, and tighter financing conditions – all of which dampened new home orders even as underlying tenant demand remains stable.

The decline in commercial sales was offset by an increase in our retail store sales which grew $2.5 million, or 12.7% from 2024 to 2025 as we focused efforts to increase sales through our company owned retail outlets. Also, direct sales of homes to dealers for cash increased $2.3 million or 25% from 2024 to 2025. Inventory finance sales to independent dealers were essentially flat during 2025, increasing just 1.4% compared to 2024. Other product sales, which include freight income and part sales, declined $1.0 million or 11.7%.

Consumer, MHP, and dealer loans interest income increased $2.5 million, or 6.1%, from 2024 to 2025 due to growth in our loan portfolios. From December 31, 2024 to December 31, 2025, our consumer loan portfolio increased by $24.7 million, our MHP loan portfolio decreased by $9.9 million, and our dealer finance notes decreased by $5.9 million. The change in the balance of our MHP loan portfolio is primarily due to parks paying off their notes early, and current loans consisting of fewer homes per loan.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees, and other miscellaneous income and decreased $9.7 million, or 71.0%, primarily due to $8.8 million decrease in land sales, and a $1.0 million decrease in forfeited deposits.

The cost of product sales decreased $5.2 million, or 5.8%, in 2025 as compared to 2024. The decrease in costs is primarily related to a decrease in the number of units sold offset by increases to raw material costs and the impact of tariffs. The cost of other sales was $1.7 million in 2025 which is a $6.5 million decrease from 2024 primarily related to significant 2024 land sale revenue.

Selling, general and administrative expenses increased $6 million, or 26%, in 2025 as compared to 2024, not including dealer incentive expense added to SG&A in 2025. This increase was primarily due to a $500,000 increase in warranty costs, a $400,000 increase in consulting and professional fees, a $1.0 million increase in legal costs, and a $4.5 million increase in loan loss provision, partially offset by a net $800,000 decrease in payroll cost and a net $300,000 increase in other miscellaneous costs.

Dealer incentive expense increased $1.3 million, or 136% in 2025 as compared to 2024. Beginning in 2025, dealer incentive expense is reported as a component of SG&A (previously classified separately).

Other income (expense), net decrease by $9.3 million in 2025, as compared to 2024. We had an $8.3 million decrease in Miscellaneous, Net primarily due to increases specific to 2024 gains related to the settlement agreement described in Note 7, a gain from the sale of property in Georgia, gains related to properties acquired through foreclosure and reversals of certain balance sheet liabilities. We had a $1.2 million decrease in interest income on Other notes and a $700 increase in interest expense.

Income tax expense was $9.8 million for 2025 compared to $14.4 million for 2024, mirroring the decline in pre-tax income.

Book Value per Share

“Book Value per Share” is a financial measure that management uses to evaluate the Company’s capital adequacy and to assess trends in shareholder value. Management believes this measure is useful to investors because it provides a per‑share view of the Company’s net asset value attributable to common shareholders, excluding items that may introduce period‑to‑period volatility and are not indicative of ongoing operations. We define “Book Value per

Share” as total stockholders’ equity, the most directly comparable GAAP financial measure, divided by the number of common shares outstanding as of December 31, 2025.

The following table calculates Book Value per Share as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Total Stockholders’ Equity	$528,614	$493,956
Total number of common shares outstanding	23,812,341	24,158,311
Book value per share	$22.20	$20.45

(in thousands, except share and per share data)

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at December 31, 2025 and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. (See Lines of Credit, below.)

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of December 31, 2025, we had approximately $8.5 million in cash and cash equivalents, compared to $1.1 million as of December 31, 2024. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Year Ended
	December 31,
	(in thousands)
	2025	2024

Net cash provided by (used in) operating activities	$37,152	$35,993
Net cash used in investing activities	$(22,078)	$(6,714)
Net cash (used in) provided by financing activities	$(7,745)	$(28,878)
Net change in cash	$7,329	$401
Cash at beginning of period	$1,149	$748
Cash at end of period	$8,478	$1,149

Comparison of Cash Flow Activities from 2025 to 2024

Net cash provided by operating activities was $37.2 million during the year ended December 31, 2025, compared to net cash of $36.0 million provided by operating activities during 2024. This change was primarily a result of cash provided from net income of $41.8 million in 2025 and augmented by positive non-cash adjustments of $3.6 million. Non-cash adjustments included increases to operating cash due to increased loan loss reserves and depreciation and amortization expense offset by a decrease in the 2024 deferred income tax liability and establishment of a deferred tax asset in 2025 as well as amortization of deferred revenue associated with loan portfolios. Changes in assets and liabilities reduced net cash provided by operations by $8.2 million. Decreases to net cash provided by operations were primarily the result of increases to accounts receivable, the consumer loan portfolio, inventories, and other assets as well as a decrease to dealer incentive liability offset by increases to net cash provided by operations from reductions to both the MHP and dealer inventory finance loan portfolios as well as increases to accounts payable, accrued liabilities, and the consumer loan escrow liability balance.

Net cash used in investing activities of $22.1 million in 2025 was primarily attributable to $19.0 million associated with the AmeriCasa acquisition, $9.0 million used for property, plant, equipment, and development as well as notes receivable originations and advances of $1.6 million. This was offset by $7.2 million associated with collections of notes receivable.

Net cash used in financing activities of $7.7 million in 2025 was primarily attributable to stock repurchases of $7.6 million.

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We purchased 346,406 shares of common stock for $7.6 million in the open market during the year ended December 31, 2025. All repurchase programs have expired as of October 31, 2025.

Lines of Credit

On July 28, 2023, the Company entered into a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50.0 million and an additional $25.0 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271,000, which were capitalized as unamortized debt issuance costs and included in Prepaid expenses and other current assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the year ended December 31, 2025 and 2024, interest expense under the Revolver was $27,000 and $689,000, respectively. The outstanding balance of the Revolver as of December 31, 2025 and 2024 was $0 and $0, respectively. The interest rate in effect as of December 31, 2025 and 2024 for the Revolver was 6.69% and 7.61%, respectively. The amount of available credit under the Revolver was $50.0 million as of December 31, 2025 and 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2025, the Company was in compliance with all financial covenants, including that it maintains a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

As part of the AmeriCasa Acquisition, we assumed a line of credit with 21st Mortgage in the amount of $1.3 million at the time of acquisition. As of December 31, 2025, the balance of the line of credit was $1.2 million which we subsequently paid off in January 2026.

Contractual Obligations

The following table is a summary of contractual cash obligations as of December 31, 2025:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2026	2027 - 2028	2029 - 2030	After 2030
Lines of credit - 21st Mortgage-AmeriCasa	$1,200	1,200	—	—	—
Operating lease obligations	$1,473	515	669	195	94

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $841,000 and $805,000 as of December 31, 2025 and 2024, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of December 31, 2025.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued and adopted accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Housing Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Legacy Housing Corporation (the "Company") as of December 31, 2025 and 2024, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses related to the Consumer Loans Receivable

As described in Note 2 to the financial statements, the allowance for loan losses – consumer loans receivable represents management's estimate of the expected credit losses in the Company's consumer loan portfolio. As of December 31, 2025, the balance of this portfolio was $203.6 million and the associated allowance for loan losses was $2.4 million. Management’s estimate for expected credit losses incorporates quantitative methods that consider a variety of factors such as aging of the loan portfolio, collateral fair value estimates and historical default rates.

The principal considerations for our determination that the allowance for loan losses – consumer loans receivable is a critical audit matter are the judgments and estimation used by management in developing default rates and estimating collateral fair value, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The procedures performed in evaluating the reasonableness of management's estimate for the allowance for loan losses related to consumer loans receivable, included (i) understanding management's methodology to calculate the estimate, (ii) testing management’s collateral fair value estimates, (iii) calculating an independent estimate of default rates, and (iv) calculating an independent estimate of the allowance for loan losses.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2023.

Tampa, Florida

March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Legacy Housing Corporation

Adverse Opinion on the Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Legacy Housing Corporation (the "Company") as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the balance sheets as of December 31, 2025 and 2024, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements) of the Company and our report dated March 12, 2026 expressed an unqualified opinion on those financial statements.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 12, 2026

LEGACY HOUSING CORPORATION

BALANCE SHEETS (in thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,478	$1,149
Accounts receivable, net	5,467	3,985
Income tax refund receivable	5,617	—
Dealer financed receivables, net	26,685	32,585
Consumer loans receivable	9,458	8,623
Notes receivable from mobile home parks (“MHP”)	59,632	23,770
Other notes receivable	4,868	12,152
Inventories	39,853	37,538
Prepaid expenses and other current assets	4,598	4,504
Total current assets	164,656	124,306
Consumer loans receivable, net	189,356	165,482
Notes receivable from mobile home parks (“MHP”), net	136,906	182,694
Other notes receivable, net	1,226	2,764
Other assets - leased mobile homes	3,804	4,557
ROU assets - operating leases	1,313	1,321
Other assets	13,911	5,485
Property, plant and equipment, net	60,497	47,585
Deferred income taxes, net	998
Intangible Assets, net	5,198	—
Goodwill	2,472	—
Total assets	$580,337	$534,194
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,443	$5,091
Accrued liabilities	25,063	13,672
Customer deposits	1,764	1,880
Escrow liability	13,109	11,623
Operating lease obligation	479	476
Total current liabilities	46,858	32,742
Long‑term liabilities:
Operating lease obligation, less current portion	860	920
Lines of credit	1,200	—
Deferred income taxes, net	—	2,206
Dealer incentive liability	2,805	4,370
Total liabilities	51,723	40,238
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 and 24,865,906 issued
and 23,812,341 and 24,158,311 outstanding at December 31, 2025 and 2024, respectively	32	31
Treasury stock at cost 1,054,001 and 707,595 shares at December 31, 2025 and 2024, respectively	(17,484)	(9,875)
Additional paid-in-capital	182,857	182,400
Retained earnings	363,209	321,400
Total stockholders' equity	528,614	493,956
Total liabilities and stockholders' equity	$580,337	$534,194

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

StatementS of Income (in thousands, except share and per share data)

	2025	2024
Net revenue:
Product sales	$116,932	$129,345
Consumer, MHP and dealer loans interest	43,674	41,182
Other revenue	3,961	13,664
Total net revenue	164,567	184,191
Operating expenses:
Cost of product sales	84,829	90,071
Cost of other sales	1,723	8,218
Selling, general and administrative expenses	29,608	22,292
Total operating expenses	116,160	120,581
Income from operations	48,407	63,610
Other income (expense):
Non‑operating interest income	1,398	2,635
Miscellaneous, net	1,789	10,482
Interest expense	(28)	(689)
Total other income	3,159	12,428
Income before income tax expense	51,566	76,038
Income tax expense	(9,757)	(14,396)
Net income	$41,809	$61,642
Weighted average shares outstanding:
Basic	23,979,349	24,217,631
Diluted	23,983,093	24,853,778
Net income per share:
Basic	$1.74	$2.55
Diluted	$1.74	$2.48

See accompanying notes to financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2023	24,843,494	$30	$(4,477)	$181,424	$259,758	$436,735
Share based compensation	9,920	—	—	777	—	777
Proceeds from exercise of stock options	12,492	1	—	199	—	200
Purchase of treasury stock	—	—	(5,398)	—	—	(5,398)
Net income	—	—	—	—	61,642	61,642
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	457	—	458
Purchase of treasury stock	—	—	(7,609)	—	—	(7,609)
Net income	—	—	—	—	41,809	41,809
Balances, December 31, 2025	24,866,342	$32	$(17,484)	$182,857	$363,209	$528,614

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2025	2024
Operating activities:
Net income	$41,809	$61,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,856	1,906
Amortization of deferred revenue	(1,430)	(2,031)
Amortization of lines of credit cost	68	68
Provision for accounts and notes receivable	5,377	(240)
Provision for long term inventory	53	249
Gain from sale of assets	—	(2,062)
Gain from loan settlements	413	(6,084)
Non-cash operating lease expense	(33)	(44)
Deferred income taxes	(3,204)	(132)
Share based payment expense	458	777
Changes in operating assets and liabilities, net of the impact of the acquisition:
Accounts receivable	(8,010)	744
Consumer loans activity, net	(16,954)	(17,102)
Notes receivable MHP activity, net	9,922	(1,349)
Dealer inventory loan activity, net	4,376	200
Inventory	(1,038)	3,181
Prepaid expenses and other current assets	(743)	(1,065)
Other assets - leased mobile homes	278	2,524
Other assets	(7,710)	(155)
Accounts payable and accrued liabilities	11,337	(3,487)
Right of use asset, net	(16)	27
Customer deposits	(117)	(2,203)
Escrow liability	1,486	1,519
Dealer incentive liability	(1,026)	(890)
Net cash provided by operating activities	37,152	35,993
Investing activities:
Purchases of property, plant and equipment	(9,001)	(9,212)
Purchase of AmeriCasa	(19,001)	—
Proceeds from sale of property	—	1,573
Issuance of notes receivable	(1,582)	(5,541)
Notes receivable collections	7,245	6,449
Purchases of loans	(113)	(217)
Collections from purchased loans	374	234
Net cash used in investing activities	(22,078)	(6,714)
Financing activities:
Proceeds from exercise of stock options		200
Purchases of treasury stock	(7,609)	(5,398)
Proceeds from lines of credit	3,305	46,410
Payments on lines of credit	(3,441)	(70,090)
Net cash used in financing activities	(7,745)	(28,878)
Net increase in cash	7,329	401
Cash at beginning of period	1,149	748
Cash at end of period	$8,478	$1,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1,004
Cash paid for taxes	$6,454	$14,997

See accompanying notes to financial statements

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company (1) manufactures and provides for the transport of manufactured homes, (2) provides wholesale financing to dealers and mobile home parks, (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its mobile homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its manufactured homes. The Company also sells homes directly to consumers, through its own retail stores, and to dealers and mobile home parks.

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

Segment Reporting

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the co-chief operating decision makers, the Executive Chairman and Chief Executive Officer, are based upon analyses of our company as one operating segment.

We generate revenues through the manufacture and sales of manufactured homes and “Tiny Houses” and the related interest income associated with financing these homes sales. We define the segment primarily based on how internally reported financial and operating information is regularly reviewed by our co-chief operating decision makers (“co-CODMs”) to evaluate financial performance, make decisions and allocate resources. Our co-CODMs are our Executive Chairman and Chief Executive Officer. The co-CODMs assess performance for the segment based on net income and total assets that are also reported on the statements of income and balance sheet as net income and total assets, respectively. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The co-CODMs assess our operating and financial performance on a company-wide or consolidated basis.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company maintains cash balances in bank accounts that may, at times, exceed federally insured limits. The Company has not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of December 31, 2025, the Company had two bank accounts that exceeded the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation limits by $7.7 million.

Revenue Recognition

Product sales primarily consist of sales of manufactured homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to consumers. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash.

Consumer, MHP and dealer loans interest includes interest income from the consumer, MHP and dealer finance loan portfolios. Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income.

Accounts Receivable

Net accounts receivable includes receivables from direct sales of manufactured homes, sales of parts and supplies to customers, inventory finance fees and interest.

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At December 31, 2025, 2024 and 2023, the allowance for doubtful accounts totaled $1.5 million, $578 and $651, respectively. At December 31, 2025, 2024 and 2023, accounts receivable, net was $5.5 million, $4.0 million and $4.7 million, respectively.

Consumer Loans Receivable

Consumer loans receivable result from financing transactions entered into with retail consumers of manufactured homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consist of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreements. The average contractual interest rate per loan was approximately 13.1% and 13.1% as of December 31, 2025 and 2024, respectively. Consumer loans receivable have maturities that range from 3 to 30 years.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $13.1 million and $11.6 million as of December 31, 2025 and 2024, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $8.4 million and $3.9 million as of December 31, 2025 and 2024, respectively, and are included in other assets in the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

Notes Receivable from Mobile Home Parks

The notes receivable from mobile home parks (“MHP Notes”) relate to manufactured homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 11.5%. The average interest rate per loan was approximately 8.1% as of December 31, 2025 and 7.8% as of December 31, 2024, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual manufactured homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

Allowance for Loan Losses—MHP Notes

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of December 31, 2025 and 2024, the MHP Notes balance is presented net of unamortized finance fees of $1.1 million and $1.1 million, respectively. The finance fees are amortized over the life of the MHP Notes.

As of December 31, 2025, there were past due balances of $620 on MHP Notes. As of December 31, 2024, there were past due balances of $17 on the MHP Notes excluding any amounts attributed to the Notes, as defined in Note 6, Notes Receivable from Mobile Home Parks. For the years ended December 31, 2025 and 2024, there were no charge offs recorded for MHP Notes. Allowance for loan loss for the MHP Notes was $1.4 million and $654 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the impaired balance of MHP notes was $248 and $0, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Other Notes Receivable

Other notes receivable relate to notes issued to mobile home park owners and dealers and are not directly tied to the sale of manufactured homes. These other notes have varying maturity dates and generally require monthly principal and interest payments. They are collateralized by mortgages on real estate, manufactured homes that we have financed for which the borrower uses as offices, as well as vehicles. These notes typically are personally guaranteed by the borrowers. The interest rates on the other notes generally are fixed and range from 5.0% to 17.5%. The Company reserves for estimated losses on the other notes based on current economic conditions that may affect the borrower’s ability to pay, the borrower’s financial strength, and historical loss experience.

As of December 31, 2025, there were past due balances of $189 on other notes. As of December 31, 2024, there were past due balances of $1.4 million on other notes, excluding any amounts attributable to the Notes, as defined in Note 5, Notes Receivable from Mobile Home Parks. For the years ended December 31, 2025 and 2024, the charge offs of other notes was $276 and $0, respectively. Allowance for loan loss for the other notes was $229 and $364 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the impaired balance of other notes was

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

$63 and $141, respectively. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

Dealer Finance Receivable

Dealer finance receivable are receivables for loans that we make to independent retailers, or dealers, for the purchase of manufactured homes so that dealers can then market them for sale to consumers. The loans are part of our inventory finance program. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home by the retailer to its customer or the end of the term.

The Company establishes an allowance for past due interest payments and inventory sold out of trust (SOT). As of December 31, 2025 and 2024, the allowance for loan losses is $1.7 million and $194, respectively.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or net realizable value. The cost of raw materials is based on the first-in first-out method. Finished goods and work-in-process are based on a standard cost system that approximates actual costs using the specific identification method.

Estimates of the lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business based on current market and economic conditions, less reasonably predictable costs of completion, disposal, and transportation of the inventory. For the periods ending, December 31, 2025 and 2024, the Company recorded an insignificant amount of inventory write-downs.

Leased Property

The Company offers mobile home park operators the opportunity to lease manufactured homes for rent in lieu of purchasing the homes for cash or under a longer-term financing agreement. In this arrangement, the title for the manufactured homes remains with the Company, and the lease is accounted for as an operating lease.

Our typical lease agreement is for 96 months or 120 months. It requires the lessee to maintain the home and to return the home to us at the end of the lease in good condition. It provides the lessee with a termination option for a fee, an option to extend the lease and a purchase option at fair market value.

The leased manufactured homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels.

Future minimum lease income under all operating leases for each of the next five years at December 31, 2025, is as follows:

2026	$1,091
2027	919
2028	762
2029	493
2030	148
Thereafter	84
Total	$3,497

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Assets are grouped at the lowest level in which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. In such cases, if the future undiscounted cash flows of the underlying assets are less than the carrying amount, then the carrying amount of the long-lived asset will be adjusted for impairment. No impairment for long-lived assets was recorded for the years ended December 31, 2025 and 2024.

Goodwill

Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

Intangible Assets, Net

Our intangible assets consist of trade name, internally developed software, customer contracts, and non-complete agreements, are considered finite-lived, and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 1 to 15 years on a straight-line depreciation basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Amortization expenses recognized on intangible assets was $162 during the year ended December 31, 2025. Finite-lived intangible have a weighted average remaining life of 10.3 years.

2026	$905
2027	580
2028	580
2029	580
2030	547
Thereafter	2,006
Total	$5,198

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

Business Combinations

Business combinations are accounted for using the acquisition method. Under this approach, the Company recognizes the assets acquired and liabilities assumed at their fair values as of the acquisition date. Any excess of the acquisition price over the fair values of the identifiable assets and liabilities is recorded as goodwill, provided that the criteria of a business combination are met.

For significant acquisitions, the Company engages third-party appraisal firms to determine the fair values of certain assets and liabilities, using techniques such as discounted cash flow analysis and other relevant valuation methods. Acquisition-related costs are expensed as incurred.

The Company may adjust the fair values of acquired assets and assumed liabilities during the measurement period, which lasts until all relevant information regarding the facts and circumstances that existed as of the acquisition date is available, not to exceed one year from the acquisition date. Adjustments made during this period will be recognized in the period they are determined, including any impacts on earnings that would have been recorded in previous periods if the accounting had been finalized at the acquisition date.

Estimating the fair values of assets and liabilities in business combinations requires significant judgment. These estimates rely on both observable and unobservable inputs, making them susceptible to variability and sensitive to changes in market conditions. As a result, future changes in these inputs may affect our financial statements.

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

A dealer incentive liability is recorded in the Company’s balance sheet based on the total outstanding balance of individual dealer loan portfolios at period end, less the remaining portion of the Company’s contribution in respective portfolios. As of December 31, 2025 and 2024, the dealer incentive liability was $2.8 million and $4.4 million, respectively. Dealer incentive expense for the year ended December 31, 2025, was $332, dealer incentive income for the year ended December 31, 2024, was $930, and these amounts are included in the Company’s statements of income.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

The following table summarizes activity within the warranty liability for the years ended December 31, 2025 and 2024:

	2025	2024
Warranty liability, beginning of period	$1,950	$2,910
Product warranty reserve accrued	1,380	840
Warranty costs incurred	(1,467)	(1,800)
Warranty liability, end of period	$1,863	$1,950

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The lines of credit, part of the MHP Notes and part of the other notes receivables have variable interest rates that reflect market rates and their fair value approximates their carrying value. This is considered a Level II valuation technique. The Company also assessed the fair value of the consumer loans receivable, the fixed rate MHP Notes and the portion of other note receivables with fixed rates based on the discounted value of the remaining principal

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

and interest cash flows. This is considered a Level III valuation technique. The following table shows the fair market value and book value of these portfolios, net of allowances, loan discount fees and deferred financing fees, as of December 31, 2025 and 2024:

	As of December 31,	As of December 31,
	2025	2024
Consumer loan portfolio, fair value	$185,985	$164,755
Consumer loan portfolio, book value	198,814	174,105
Fixed rate MHP Notes, fair value	182,298	181,697
Fixed rate MHP Notes, book value	186,600	183,108
Variable rate MHP Notes, book value	9,938	23,356
Fixed rate other notes, fair value	5,968	14,730
Fixed rate other notes, book value	6,093	14,916

Reserve for Repurchase Commitments

In accordance with customary business practice in the manufactured housing industry, the Company has entered into certain repurchase agreements with certain financial institutions and other credit sources who provide floor plan financing to industry retailers, which provides that the Company will be obligated, under certain circumstances, to repurchase homes sold to retailers in the event of a default by a retailer in its obligation to such credit sources. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company applies ASC 460, Guarantees and ASC 450-20, Loss Contingencies, to account for its liability for repurchase commitments. The Company considers its current obligations on current contracts to be immaterial and accordingly have not recorded any reserve for repurchase commitments as of December 31, 2025 and 2024.

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

The fair value of stock option awards on the date of grant is estimated using the Black-Scholes option pricing model, which requires the Company to make certain predictive assumptions. The risk-free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the award. The volatility is

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

estimated based on the historical volatility of the Company’s common stock. The expected life of awards granted represents the period during which the awards are expected to remain outstanding, based on the “simplified” method, which is allowed for companies that cannot reasonably estimate the expected life of options based on their historical award exercise experience. The Company does not expect to pay dividends on its common stock.

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants, and nonemployee service providers in the form of stock options, stock, restricted stock, and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At December 31, 2025, the Company had 8.3 million shares available for grant under the Plan.

During the year ended 2025, the Company granted stock option awards to an individual who joined Legacy as part of the AmeriCasa acquisition to purchase up to 300,000 shares at an exercise price of $36 and up to 600,000 shares at an exercise price of $48. Each stock option award will vest equally each year from January 1, 2026, through January 1, 2031. Additionally, the Company also granted other immaterial stock option awards to certain other employees. As of December 31, 2025, all 2025 options issued remain unvested.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

Expected life (in years) 4 - 8 years

Expected stock price volatility 40 - 44%

Risk-free interest rate 3.70% - 3.91%

Dividend rate 0%

The weighted-average grant-date fair value of options granted in 2025 was $5.86 per share.

During the year ended December 31, 2025, certain former employees of the Company forfeited all of their remaining options. As the Company has elected to record forfeitures as they occur, the Company recognized a related reversal of its previously recognized compensation expense for unvested stock option awards of $231 as a reduction to stock compensation expense for the period.

As of December 31, 2025 and 2024, approximately 1,239,000 and 1,013,000 options were outstanding, respectively. Of the 1,239,000 and 1,013,000 options outstanding as of December 31, 2025 and 2024, 289,000 and 189,000 were exercisable and 950,000 and 824,000 were nonvested, respectively. Of the 289,000 exercisable as of December 31, 2025, all were forfeited in January 2026. Unrecognized compensation expense related to these options at December 31, 2025 and 2024 was $5.4 million and $4.2 million and is expected to be recognized over 6.0 years and 7.2 years, respectively. Compensation expense for stock option awards for the years ended December 31, 2025 and 2024 was $458 and $777, respectively, net of forfeitures.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measures uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

From time to time, the Company purchases tax credits. The purchased credit is either recorded as an adjustment to income taxes refundable (payable) or as a deferred tax asset, or if the purchased credit is expected to be carried forward to be utilized on future income tax returns, the difference between the purchase price, including direct costs to acquire the credit, and the purchased tax credit is recognized as a deferred credit. The deferred credit is recognized in income tax expense in the proportion to the reversal of the associated deferred tax asset.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, consumer loans, MHP Notes, inventory finance loans and other notes receivable. Management believes that its credit policies are adequate to minimize potential credit risk related to accounts receivable and other notes receivable. The consumer loans and inventory finance loans are secured by the manufactured homes that were financed through the loans. The MHP Notes are secured by manufactured homes, other assets, and are personally guaranteed. The MHP Notes personal guarantor may cover multiple parks and each park is treated as a customer. As of December 31, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equaled 24.7%, 9.6% and 7.4% of the principal balance outstanding, all of which was secured by the manufactured homes. As of December 31, 2024, the Company had concentrations of MHP Notes with three independent third-parties

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

and their respective affiliates that equaled 11.4%, 23.5% and 14.6% of the principal balance outstanding, all of which was secured by the manufactured homes.

As of December 31, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equaled 54.9%, 10.6% and 9.2%, respectively, of the principal balance outstanding. As of December 31, 2024, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equaled 33.7%, 22.7% and 10.5%, respectively, of the principal balance outstanding. The other notes are secured by land and other assets and are personally guaranteed.

Recent Accounting Pronouncements

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances current and interim annual reportable segment disclosures and requires additional disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as existing segment disclosures and reconciliation requirements in ASC 280 – Segment Reporting on an interim and annual basis. In 2024, we adopted ASU 2023-07 it did not have a significant impact.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national, state, and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a retrospective basis. There was no material impact to the Company's financial statements as a result of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of disclosure requirements related to the new standard on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB and other regulatory bodies that are adopted by the Company as of the specified effective dates. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

3. AMERICASA ACQUISITION

On October 30, 2025, as amended and effective November 1, 2025, the Company entered into an Asset and Membership Interest Purchase Agreement (the “Agreement” or the “AmeriCasa Acquisition”) with AmeriCasa Solutions LLC and certain affiliated entities (collectively, the “Seller Entities”). Pursuant to the terms of the Agreement, the Company agreed to acquire specified, substantially all of the assets and certain membership interests related to the Seller Entities’ business (the “Business”). The Business consists of the sale and distribution of manufactured housing, related real property leasing and sales, financing and insurance services, and the operation of the “FutureHomeX” cloud-based SaaS platform for manufactured home retailers and communities.

Under the Agreement, the Company acquired intellectual property, real property, inventory, accounts receivable arising after closing, assigned contracts, permits, consumer loans, and goodwill, and 28.75% of the membership interests in an AmeriCasa affiliate entity, free and clear of all encumbrances other than permitted encumbrances. Certain assets, including cash, specified accounts receivable, excluded contracts, benefit plans and other items set forth in the Agreement, are excluded from the transaction.

The Company assumed only specified liabilities, including a line of credit used to finance inventory, and liabilities under assigned contracts arising after the closing, as well as other liabilities set forth in the Agreement. All other liabilities, including those related to taxes for pre-closing periods, benefit plans, excluded assets and pre-closing actions, remained with the Seller Entities. The transaction was structured as an asset purchase for tax purposes.

The total net purchase consideration is $19.9 million, composed of $20.4 million in cash, less the extinguishment of the Company's pre-existing dealer liability payable to AmeriCasa of $539, and the assumption of certain liabilities totaling approximately $1.3 million. Additionally, the Company has not yet released approximately $400 in cash and $1.0 million held in escrow. The escrow is to be retained for one year to secure performance guarantees per the Agreement. The AmeriCasa Acquisition was accounted for using the acquisition method of accounting for business combinations.

The table below outlines our allocation of the total purchase consideration to the identifiable assets acquired and liabilities assumed, based on their fair values at the acquisition date.

At acquisition date
Property and equipment	$2,310
Inventories	1,329
Consumer loans	9,138
Other assets	595
Intangible assets – trademarks (estimated useful life of 15 years)	2,810
Intangible assets – noncompete (estimated useful life of 6 years)	1,180
Intangible assets – developed technology (estimated useful life of 5 years)	980
Intangible assets – customer relationships (estimated useful life of 1 year)	390
Line of credit	(1,336)
Fair value of net assets acquired	$17,396

The fair value of the acquired property and equipment and equipment held for lease was determined using both cost and sales comparison approaches. The cost approach was primarily employed, which involved estimating the replacement cost of the assets and adjusting this amount for their age, condition, utility and remaining economic life. The sales comparison approach utilized comparable transactions adjusting for market conditions, location, size and improvements.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

The fair value of inventories reflects the manufactured homes on hand at closing date and approximates its carrying and realizable value as the inventories acquired turns quickly and is sold at pricing that reflects market conditions. The fair value of consumer loans approximates the carrying values as management estimates that such consumer loans’ rates of interest represent market interest rates and are currently paying as agreed.

Management also recognized identifiable intangible assets that are both separable and legally enforceable. The valuation methods used to determine the estimated fair value of identifiable intangible assets included the multi-period excess earnings method for customer relationships, developed technology and non-compete agreements and the relief from royalty method for trademarks. Several significant assumptions were involved in the application of these valuation methods, including revenue growth rate, royalty rates, contributory asset charges, probability of renewal, discount rates and estimated useful lives of the intangible assets. These identifiable intangible assets have finite lives and are subject to amortization over their estimated useful lives.

The fair value of the line of credit liability assumed approximates its carrying value at acquisition date, as the terms for the line of credit are consistent with current market terms for inventory financing lines of credit.

At acquisition date
Fair value of purchase consideration transferred allocated to business combination	$19,868
Fair value of net assets acquired	(17,396)
Goodwill	$2,472

The value assigned to goodwill in connection with the business combination is $2.5 million. This goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired, reflecting the assembled workforce and expected growth opportunities available to us resulting from the AmeriCasa Acquisition. Goodwill is not subject to amortization but is tested for impairment annually, or more frequently if indicators of impairment arise. The goodwill from this business combination is fully deductible for income tax purposes.

Due to the timing of the AmeriCasa Acquisition’s completion, the purchase price and related allocation are preliminary and may be revised. Adjustments could arise from changes to the purchase price, additional information obtained regarding the acquired assets and assumed liabilities and revisions to preliminary estimates of fair values including, but not limited to, certain intangible assets acquired and liabilities assumed, contractual relationships, intangible assets, deferred income taxes and residual goodwill. These adjustments to the purchase price allocation could be significant. The final allocation will be completed within the measurement period, which may extend up to one year from the acquisition date.

In connection with the AmeriCasa Acquisition, we incurred acquisition-related costs of $167 for the year ended December 31, 2025. These costs primarily consisted of legal and consulting fees and are included in “Selling, general, and administrative expenses” in our statement of income.

For the year ended December 31, 2025, our statement of income included total revenue of $1.0 million and pre-tax loss of $28 from the AmeriCasa Acquisition.

4. REVENUE

Product sales primarily consist of sales of manufactured homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, and Retail Store Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

consumers. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Warranty costs are included in selling, general, and administrative expenses, in the statements of income. Warranty costs were $1.5 million and $1.8 million for the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, total cost of product sales included $7.8 million and $6.4 million of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied. Land sales revenue is comprised of sales of land (real property) that was acquired as a result of maintaining or furthering our primary business of producing, selling, and financing manufactured homes. Land sale revenue for 2025 was $114, while for 2024 it was $8.9 million for the sale of two properties.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

Sales Concentration. The following table presents mobile home park (“MHP”) sales to independent third parties and their affiliates that are greater than 5.0% of our total product sales for the following:

	Year ended December 31,
	2025		2024
		% of		% of
		Product		Product
	Sales	Sales	Sales	Sales
Customer A	$7,998	6.8	$10,733	8.3

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by source of the revenue for the following:

	Year ended
	December 31,
	2025	2024
Product sales:
Direct sales	$11,429	$9,156
Commercial sales	38,376	55,131
Inventory finance sales	37,243	36,740
Retail store sales	22,564	20,026
Other product sales (1)	7,320	8,292
Total product sales	116,932	129,345
Loan portfolio interest:
Interest - consumer installment notes	23,698	21,006
Interest - MHP notes	16,915	16,962
Interest - dealer finance notes	3,061	3,214
Total loan portfolio interest	43,674	41,182
Other revenue	3,961	13,664
Total net revenue	$164,567	$184,191

(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

5. CONSUMER LOANS RECEIVABLE

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Consumer loans receivable	$203,601	$177,289	$159,738
Loan discount and deferred financing fees	(2,379)	(2,490)	(2,473)
Allowance for loan losses	(2,408)	(694)	(765)
Consumer loans receivable, net	$198,814	$174,105	$156,500

The following table presents a detail of the activity in the allowance for loan losses for:

	Year Ended December 31,
	2025	2024
Allowance for loan losses, beginning of period	$694	$765
Provision for loan losses	2,854	(207)
Recoveries/(Charge-offs)	(1,140)	136
Allowance for loan losses, end of period	$2,408	$694

Consumer loans receivable tables include 126 purchased loans from the recent AmeriCasa acquisition at a net value of $9.0 million as of December 31, 2025.

A detailed aging of consumer loans receivable that are past due as of the following:

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

	As of December 31,		As of December 31,
	2025	%	2024	%
Total consumer loans receivable	$203,601	100.0	$177,289	100.0
Past due consumer loans:
31 - 60 days past due	$1,690	0.8	$2,014	1.1
61 - 90 days past due	96	—	297	0.2
91 - 120 days past due	447	0.2	462	0.3
Greater than 120 days past due	3,209	1.6	3,120	1.8
Total past due	$5,442	2.6	$5,893	3.4

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

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$48,852	$30,497	$24,894	$19,680	$17,283	$56,953	$198,159%	97.3
30-90 days past due	680	371	539	115	28	53	1,786	0.9
> 90 days past due	72	580	565	805	1,009	625	3,656	1.8
Total	$49,604	$31,448	$25,998	$20,600	$18,320	$57,631	$203,601%	100.0

6. NOTES RECEIVABLE FROM MOBILE HOME PARKS (“MHP Notes”)

The notes receivable from mobile home parks (“MHP Notes”) relate to manufactured homes sold to mobile home parks and financed through notes receivable.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$199,083	$208,175	$184,280
Loan discount and deferred financing fees	(1,146)	(1,057)	(1,565)
Allowance for loan losses	(1,399)	(654)	(735)
Total	$196,538	$206,464	$181,980

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

The following table presents a detail of the activity in the allowance for loan losses for the following years:

	Year ended
	December 31,
	2025	2024
Allowance for loan losses, beginning of period	$654	$735
Provision for loan losses	745	(81)
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$1,399	$654

A detailed aging of MHP loans receivable that are past due as of the following:

	As of December 31,		As of December 31,
	2025	%	2024	%
Total MHP loans receivable	$199,083	100.0	208,175	100.0
Past due MHP loans:
31 - 60 days past due	$1,674	0.8	$410	0.2
61 - 90 days past due	711	0.4	—	—
91 - 120 days past due	—	—	—	—
Greater than 120 days past due	754	0.4	—	—
Total past due	$3,139	1.6	$410	0.2

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

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$33,021	$82,405	$33,095	$27,111	$13,387	$6,925	$195,944%	98.4
30-90 days past due	890	597	784	—	—	114	2,385	1.2
> 90 days past due	—	411	343	—	—	—	754	0.4
Total	$33,911	$83,413	$34,222	$27,111	$13,387	$7,039	$199,083%	100.0

Settlement Agreement

In 2024, the Company and various borrowers and guarantors (the “Makers”) entered into a Settlement Agreement and Release (the “Agreement”) to resolve disputes related to previously existing promissory notes with an aggregate principal balance of approximately $55.0 million, of which approximately $37.0 million had been accelerated following default. As consideration under the Agreement, the Makers conveyed to the Company clear title to the Forest Hollow Mobile Home Community in Beaumont, Texas and the Cleveland Mobile Home Community in Richland, Mississippi, together with related personal property and intangible assets, and the parties executed a new $48.6 million promissory note (the “New Note”) bearing a fixed interest rate of 7.9%, requiring monthly interest-only payments for twenty-four months and maturing in July 2026. The New Note is secured by a first-priority interest in more than 1,000 mobile homes and two mobile-home parks located in Louisiana and is personally guaranteed by the individual borrowers. The Company recognized a gain of $5.4 million in 2024 related to the Agreement and the subsequent disposition of the Forest Hollow and Cleveland properties.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

As of December 31, 2025, the Company evaluated the recoverability of the New Note and based on an analysis of the fair value of the underlying collateral, the current payment status of the borrowers, and other relevant credit quality indicators, determined that a provision for expected loan losses on the New Note was not necessary.

7. Other Notes Receivable

Other notes receivable relate to notes issued to mobile home park owners and dealers and are not directly tied to the sale of manufactured homes.

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$6,380	$15,412	$35,353
Loan discount and deferred financing fees	(57)	(132)	(527)
Allowance for loan losses	(229)	(364)	(236)
Total	$6,094	$14,916	$34,590

The following table presents a detail of the activity in the allowance for loan losses for the years:

	Year ended
	December 31,
	2025	2024
Allowance for loan losses, beginning of period	$364	$236
Provision for loan losses	141	128
(Charge offs) recoveries	(276)	—
Allowance for loan losses, end of period	$229	$364

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of:

	Year of Origination
	2025	2024	2023	2022	2021	Prior	Total	% of Portfolio
< 30 days past due	$4,633	$525	$415	$—	$—	$25	$5,598%	87.7
30-90 days past due	—	—	—	—	—	—	—	—
> 90 days past due	—	33	567	—	182	—	782	12.3
Total	$4,633	$558	$982	$—	$182	$25	$6,380%	100.0

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

8. DEALER FINANCED RECEIVABLES

Dealer finance receivable are receivables for loans that we make to independent retailers, or dealers, for the purchase of manufactured homes so that dealers can then market them for sale to consumers. The loans are part of our inventory finance program. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home by the retailer to its customer or the end of the term.

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following:

	As of December 31,	As of December 31,	As of December 31,
	2025	2024	2023
Outstanding principal balance	$28,403	$32,779	$32,980
Allowance for loan losses	(1,718)	(194)	(442)
Total	$26,685	$32,585	$32,538

The following table presents a detail of the activity in the allowance for loan losses for:

	Year ended
	December 31,
	2025	2024
Allowance for loan losses, beginning of period	$194	$442
Provision for loan losses	1,524	(248)
(Charge offs) recoveries	—	—
Allowance for loan losses, end of period	$1,718	$194

The dealer financed loan portfolio was established primarily in late 2022 and 2023 as a result of converting from consignment arrangements with dealers to inventory finance arrangements with dealers. As such, there is relatively little historical data to measure credit quality of the loans in this portfolio.

Included in the allowance for loan losses as of December 31, 2025 is a provision of $900 related to one independent dealer. This amount represents approximately 51% of the total allowance for loan losses related to dealer financed receivables as of December 31, 2025.

9. LEASES

As of December 31, 2025, the Company had 12 operating leases, eight of which were for the Company’s Heritage Housing and Tiny House retail locations, two were subleased by the Company and two were for corporate and administrative offices in Bedford, TX, and Norcross, GA. These leases typically have initial terms ranging from 5 to 10 years and include one or more options to renew.

We determine if an arrangement is or contains a lease at inception. Operating leases are right-of-use (“ROU”) assets and are shown as ROU assets – operating leases on our balance sheets. The lease liabilities are shown as Operating lease obligation and Operating lease obligation, less current portion on our balance sheets. ROU assets

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

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

Our leases do not provide information about the rate implicit in the lease. Therefore, we utilize an incremental borrowing rate to calculate the present value of our future lease obligations. The incremental borrowing rate represents the rate of interest we would otherwise pay on a collateralized borrowing, for an amount equal to the lease payments, over a similar term and in a similar economic environment. As of December 31, 2025, the remaining weighted-average lease term was 3.64 years and the weighted-average discount rate was 4.34%.

Lease expense for operating leases consists of fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the ROU asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments.

As of December 31, 2025, present value of future lease payments under our operating lease liabilities were as follows:

2026	$515
2027	432
2028	237
2029	95
2030	99
Thereafter	95
Total lease payments	$1,473
Less amount representing interest	(134)
Total lease liability	$1,339
Less current lease liability	(479)
Total non-current lease liability	$860

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

10. INVENTORIES

Inventories consisted of the following:

	As of December 31,	As of December 31,
	2025	2024
Raw materials	$12,595	$13,172
Work in progress	494	478
Finished goods, net	26,764	23,888
Total	$39,853	$37,538

Finished goods includes an allowance of $559 and $688 as of December 31, 2025 and 2024, respectively.

11. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	As of December 31,	As of December 31,
	2025	2024
Land	$20,800	$17,025
Buildings and leasehold improvements	14,772	13,353
Construction in Progress	28,423	19,719
Vehicles	1,594	1,594
Machinery and equipment	7,393	7,160
Furniture and fixtures	338	338
Total	73,320	59,189
Less accumulated depreciation	(12,823)	(11,604)
Total property, plant and equipment	$60,497	$47,585

Depreciation expense was $1.6 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, and includes depreciation expense for leased mobile homes. Depreciation expense also includes $658 and $663 as a component of cost of product sales for the years ended December 31, 2025 and 2024, respectively. Land includes foreclosed property of $2.5 million and $1.1 million for years ended December 31, 2025 and 2024, respectively, which was collateral for MHP and Other notes.

12. OTHER ASSETS

Other assets consisted of the following:

	As of December 31,	As of December 31,
	2025	2024
Prepaid rent	$588	$356
Repossessed homes	10,192	5,129
Investment Corpus Americasa	560	—
Used Inventory - Dealer Repossession	2,571	—
Total	$13,911	$5,485

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

Repossessed homes balance as of December 31, 2025, includes $8.4 million for homes repossessed from the consumer loan portfolio and $1.8 million for homes repossessed from the MHP loan portfolio. Repossessed homes balance as of December 31, 2024 includes $3.9 million for homes repossessed from the consumer loan portfolio and $1.2 million for homes repossessed from the MHP loan portfolio.

13. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of December 31,	As of December 31,
	2025	2024
Warranty reserve	$1,863	$1,950
Litigation reserve	970	328
Payroll	1,768	1,544
Portfolio taxes and title	1,603	1,246
Property tax	1,123	1,145
Dealer rebates	919	1,012
Sales tax	282	216
Federal and state income taxes	10,942	3,295
Other	5,593	2,936
Total accrued liabilities	$25,063	$13,672

14. LINES OF CREDIT

The Company has a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50.0 million and an additional $25.0 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included within prepaids and other current assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the year ended December 31, 2025 and 2024, interest expense under the Revolver was $27 and $689, respectively. The outstanding balance of the Revolver as of December 31, 2025 and 2024 was $0 and $0, respectively. The interest rate in effect as of December 31, 2025 and 2024 for the Revolver was 6.69% and 7.61%, respectively. The amount of available credit under the Revolver was $50.0 million as of December 31, 2025 and 2024, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of December 31, 2025, the Company was in compliance with all financial covenants, including that it maintains a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

As part of the AmeriCasa Acquisition, we assumed a line of credit with 21st Mortgage in the amount of $1.3 million at the time of acquisition. As of December 31, 2025, the balance of the line of credit was $1.2 million which we subsequently paid off in January 2026.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

15. INCOME TAXES

	December 31, 2025	December 31, 2024
Pre-Tax Income	$51,566	$76,038

The Company's income tax expense is as follows:

	December 31, 2025	December 31, 2024
U.S. Federal	$5,846	$13,213
State	2,154	1,315
Current income tax expense	8,000	14,528
U.S. Federal	2,117	(126)
State	(360)	(6)
Deferred income tax expense	1,757	(132)
Total income tax expense	$9,757	$14,396

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements:

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
Income Tax at Federal Statutory Rate	$10,829	21.00%	$15,968	21.00%
State and local income tax, net of federal benefit of state	572	1.11%	1,309	1.72%
Energy efficient home credit	(2,335)	(4.53)%	(3,160)	(4.16)%
Nontaxable or Nondeductible items	623	1.21%	827	1.09%
Unrecognized tax benefits	2,889	5.60%	—	0.00%
Deferred true-ups	(2,208)	(4.28)%	—	0.00%
Other	(613)	(1.19)%	(548)	(0.72)%
Total	$9,757	18.92%	$14,396	18.93%

For the year ended December 31, 2025, the Company's state and local income tax expense, net of federal income tax effect, was primarily attributable to income taxes incurred in Georgia and Texas. These states collectively comprised more than 50% of the total state and local income tax expense for the period.

For the period ended December 31, 2025, the primary driver of the variance from the statutory rate was the federal Energy Efficient Home Credit, and deferred true-ups, which were partially offset by uncertain tax benefits.

For the period ended December 31, 2024, the primary driver of the variance from the statutory rate was the federal Energy Efficient Home Credit.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Accruals and reserves	$1,043	$(8)
Operating lease liabilities	299	301
Other assets	295	—
Goodwill and identifiable intangibles assets	44	—
Allowance for doubtful accounts	2,373	967
State Taxes	—	170
Uniform capitalization	32	25
Gross deferred tax assets	$4,086	$1,455
Valuation allowance	—	—
Total deferred tax assets	$4,086	$1,455
Deferred tax liabilities
Property and equipment, net	(1,994)	(2,179)
Operating lease, right-of-use assets	(293)	(319)
Installment sale revenue	(258)	(386)
Accrued interest receivable	(543)	(777)
Total deferred tax liabilities	$(3,088)	$(3,661)
Net deferred tax assets (liabilities)	$998	$(2,206)

For the period ended December 31, 2025, the Company does not have any federal or state carryforward tax attributes. Additionally, after weighing up all available and positive and negative evidence for the period ended December 31, 2025, the Company determined no full valuation allowance was necessary, consistent with prior year.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “One, Big, Beautiful Bill Act” (OBBBA)). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The OBBBA did not materially impact the Company’s effective tax rate for the period ended December 31, 2025.

The Company is subject to income tax in multiple jurisdictions, including federal and several states. The Company has federal and state income tax returns that are open to examination from 2022 forward. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgment and is based on the best information available. A reconciliation of the beginning to ending gross amount of unrecognized tax benefits is as follows:

	December 31, 2025	December 31, 2024
Balance as of January 1st	$—	$—
Additions for tax positions of prior years	3,111	—
Reductions for tax positions of prior years	(222)	—
Balance as of December 31st	$2,889	$—

A majority of the unrecognized tax benefit for the period ended December 31, 2025 relates to the recognition of revenue for income tax purposes. The Company has accrued interest expenses related to the unrecognized tax benefits for the periods ended December 31, 2025 and 2024, of $638 and $0, respectively. In addition, the Company has accrued penalties related to the unrecognized tax benefits for the periods ended December 31, 2025 and 2024 of $353 and $0,

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

respectively. As of December 31, 2025, the unrecognized tax benefits would, if recognized, decrease our effective taxes by $1.7 million.

The following summarizes the Company’s tax payments and refunds by jurisdiction.

Income Tax Paid, Net of Refunds
Federal	$4,710
State - GA	612
State - TX	406
Other Jurisdictions	726
Total	$6,454

In addition to the income tax payments (net of refunds) presented above, the company purchased $5.0 million of 2024 transferable credits during the year ended December 31, 2025.

16. COMMITMENTS AND CONTINGENCIES

The Company maintains a self-insured health benefits plan which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of December 31, 2025 and 2024, the liability for incurred but not reported claims is $802 and $861, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheets.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $841 and $805 at December 31, 2025 and 2024, respectively, without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of December 31, 2025 and 2024, respectively.

Leases. The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the years ended December 31, 2025 and 2024 was $552 and $631, respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the years ended December 31, 2025 and 2024 was approximately $94 and $150, respectively. See Note 9 – Leases, for a schedule of the Company’s future minimum lease commitments.

Legal Matters

The Company is party to certain legal proceedings that arise in the ordinary course and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability and personal injury. The Company has determined that it is probable that it has

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

some liability related to the claims. The Company has included legal reserves of $970 and $328 as of December 31, 2025 and 2024, respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting periods.

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

	Year ended
	December 31,
	2025	2024
Numerator:
Net income (in 000's)	$41,809	$61,642
Denominator:
Basic weighted-average common shares outstanding	23,979,349	24,217,631
Effect of dilutive securities:
Restricted stock grants	31	—
Stock options	3,713	636,147
Diluted weighted-average common shares outstanding	23,983,093	24,853,778
Earnings per share attributable to Legacy Housing Corporation
Basic	$1.74	$2.55
Diluted	$1.74	$2.48

In November 2022, our Board of Directors approved a share repurchase program to authorize the repurchase of up to $10.0 million of the Company’s common stock. On August 6, 2024, our Board of Directors authorized the repurchase of an additional $10.0 million of the Company’s common stock under the share repurchase program. We repurchased 262,530 shares of common stock for $5.4 million in the open market during the year ended December 31, 2024. Between January 1, 2025 and December 31, 2025, we repurchased 346,406 shares of common stock for $7.6 million in the open market. All repurchase programs have expired as of October 31, 2025.

18. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $613 and $115 as of December 31, 2025 and 2024, respectively. Accounts payable balances due to Bell were $103 and $58 as of December

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

(Dollars in thousands, except per share amounts)

31, 2025 and 2024, respectively. Home sales to Bell were $4.8 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively.

Shipley Bros., Ltd. And Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $140 and $78 as of December 31, 2025 and 2024, respectively. Accounts payable balances due to Shipley were $36 and $22 as of December 31, 2025 and 2024. Home sales to Shipley were $2.1 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, we have outstanding receivables of $1.5 million from, and outstanding payables of $800 to, an entity affiliated with one of our employees. These amounts related to the business operations of AmeriCasa Solutions between the date of acquisition and year-end.

19. SUBSEQUENT EVENTS

In connection with the preparation of these financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2025 and through the date of this filing and determined that no events occurred that would require adjustments or disclosures in the financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were ineffective as of December 31, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring.  Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.  Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.

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

The material weaknesses in internal control over financial reporting as of December 31, 2025 are summarized as follows:

●	We determined that control activities are not sufficiently designed, implemented, monitored or tested, and there is a lack of documentation, review and approval of certain of these control activities, including adequate segregation of duties;

●	We determined that we do not have sufficient qualified accounting personnel to support the preparation of financial statements that comply with U.S. GAAP and SEC reporting requirements; and

●	We determined that we have not sufficiently designed, implemented or maintained information technology general controls over in-scope business processes and financial reporting systems.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table identifies our executive officers and directors as of the date of this filing.

Name	Age	Position (s)
Curtis D. Hodgson	71	Founder and Executive Chairman of the Board
Kenneth E. Shipley	66	Founder, Chief Executive Officer, and Director
Jon A. Langbert	60	Chief Financial Officer
Brian J. Ferguson	45	Director
Skyler M. Howton	38	Director
Jeffrey K. Stouder	54	Director

The following information provides a brief description of the business experience of each executive officer and director.

Curtis D. Hodgson co-founded our company in 2005 and has served as our Co-Chief Executive Officer from January 2018 to February 2019, our Executive Chairman through December 2024, and our Executive Chairman of the Board since October 2025. He has been a member of our Board of Directors since January 2018. Prior to that, Mr. Hodgson served as a partner of the company’s predecessor, Legacy Housing, Ltd., and controlled its general partner. Over the past almost 40 years, Mr. Hodgson has owned and operated several manufactured home retail operations and manufactured housing communities in Texas. Mr. Hodgson has significant expertise in the manufactured housing industry. Mr. Hodgson earned a B.S. degree in Engineering from the University of Michigan and J.D. from The University of Texas.

Mr. Hodgson is our co-founder and one of our largest shareholders. Mr. Hodgson’s experience on the Board with our company, and in the manufactured housing industry, makes him well qualified to serve on the Board.

Kenneth E. Shipley co-founded our company in 2005, and has served as our Co-Chief Executive Officer from January 2018 to February 2019, President and sole Chief Executive Officer from February 2019 to June 2022, Chairman of the Board of Directors and Executive Vice President from July 2022 to October 2025, and Chief Executive Officer on an interim basis since October 10, 2025. He has been a member of our Board of Directors since January 2018. Prior to that, Mr. Shipley served as a partner of the company’s predecessor, Legacy Housing, Ltd. Mr. Shipley has more than 32 years of experience in the manufactured home industry. Since 1981, he has also owned and operated Bell Mobile Homes in Lubbock, Texas, a manufactured home retailer.

Mr. Shipley is our co-founder and one of our largest shareholders. Mr. Shipley’s experience on the Board with our company, and in the manufactured housing industry makes him well qualified to serve on the Board.

Jon A. Langbert joined our company as Chief Financial Officer on December 18, 2025. Before joining us, Mr. Langbert provided advisory services to and invested in early-stage companies from 2022 to 2025. Mr. Langbert served as the President of Plush Suites, which developed an all-suite, upscale extended-stay hotel product, from June 2016 to March 2023, and was the owner of Langbert Financial, a privately held factoring company with additional interests in franchise ownership and development, from November 2002 to May 2016.

Mr. Langbert also founded Alight, a VC-backed internet retailer, in 1999, and Consolidated Route, a large route operator of gaming equipment, in 1995. Mr. Langbert began his career in finance and accounting with Electronic Data Systems (now HP Enterprise Services), at which time he earned a Certified Management Accountant certification. Mr. Langbert has a BBA degree in Finance with Honors from The University of Texas at Austin and an MBA from Harvard Business School.

Brian J. Ferguson was elected to our Board of Directors in December 2023. He has practiced law as a Texas attorney since 2005 and was a certified public accountant in 2006. He currently owns and manages a portfolio of oil and gas interests concentrated in West Texas and real estate holdings in the Rio Grande Valley. In addition, Mr. Ferguson has consulted on audit, compliance and regulatory issues for publicly traded companies and registered investment advisors since 2005. He is a 2002 graduate of the University of Texas Undergraduate School of Business and Graduate School of Business. He graduated from the University of Texas School of Law in 2005. He was commissioned as an officer in the United States Air Force, where he continues to serve in the Reserve component.

Mr. Ferguson’s experience on audit, compliance, and regulatory issues make him well qualified to serve on the Board.

Skyler M. Howton was elected to our Board of Directors in December 2024. She has practiced law as a Dallas-based attorney since 2013, and she currently serves as the Mass Torts Practice Group Leader at the Rogge Dunn Group, PC, where she handles product liability claims against major corporations nationwide. Ms. Howton has also represented small, large and Fortune 50 companies over her more than ten years’ experience at AM Law 100 firms. Ms. Howton is a 2009 graduate of Pepperdine University and a 2012 graduate of Baylor Law School, where she served as Articles Editor of the Baylor Law Review. In 2022, Ms. Howton returned to Baylor Law School to obtain an LLM in Litigation Management. Ms. Howton is active in the Dallas community. Ms. Howton served as a Dallas CASA for more than five years. Ms. Howton currently serves as a committee chair for Attorneys Serving the Community, a position she has held for 10 years, and as a Vice President on the Board of Directors for the Dallas Women Lawyers Association.

Ms. Howton’s experience on compliance, regulatory, and corporate governance issues makes her well qualified to serve on the Board.

Jeffrey K. Stouder was elected to our Board in December 2020. Mr. Stouder is the Chief Accounting Officer at Tungsten Automation, a global leader in intelligent workflow automation since October 2025. Mr. Stouder’s career spans over 30 years, leading global accounting and finance organizations across software, manufacturing, and IT hardware industries. Prior to Tungsten Automation, Mr. Stouder served as Vice President and Global Controller at E2open, LLC from August 2019 to September 2025. Mr. Stouder has also previously held leadership roles at Global Resale, NBG Home and Dell Technologies. Mr. Stouder began his career at Arthur Andersen LLP in the Dallas office, where he worked in the audit practice from 1994 to 2000. Mr. Stouder received his B.B.A. and M.S. Accounting degrees from Texas Tech University and is a certified public accountant.

Mr. Stouder’s 30 years of experience in accounting, finance, audit, corporate governance, mergers and investor relations makes him well qualified to serve on our Board.

There are no family relationships among any of the executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is determined by our Board of Directors, Certificate of Formation and Bylaws. Our Board of Directors currently consists of five members.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominations and Corporate Governance Committee. Under Nasdaq rules, the membership of each committee consists entirely of independent directors. The following is a brief description of our committees.

Audit Committee

The Audit Committee oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee is responsible for assisting the Board in its oversight of: (i)

the integrity of the consolidated financial statements of the Company; (ii) the Company’s compliance with legal and regulatory requirements, and (iii) the independent auditor’s qualifications and independence.

The members of our Audit Committee currently are Jeffrey K. Stouder (Chair), Brian J. Ferguson, and Skyler M. Howton. A copy of our Audit Committee Charter is available on our website at www.legacyhousing.com under the Investor Relations section.

We believe that our audit committee members meet the requirements for financial literacy under the current requirements of the Sarbanes Oxley Act, Nasdaq and SEC rules and regulations. In addition, the Board has determined that Mr. Stouder qualifies as an audit committee financial expert within the meaning of SEC regulations. We have made this determination based on information received by our Board.

Compensation Committee

The Compensation Committee is tasked with reviewing the compensation provided to the Company’s executive officers and directors.

The current members of our Compensation Committee are Skyler M. Howton (Chair), Brian J. Ferguson, and Jeffrey K. Stouder. A copy of our Compensation Committee Charter is available on our website at www.legacyhousing.com under the Corporate Governance tab of the Investor Relations section.

We believe that the current composition of our Compensation Committee meets the requirements for independence under applicable provisions of the Sarbanes Oxley Act, Nasdaq and SEC rules and regulations.

Nominations and Corporate Governance Committee

The Nominations and Corporate Governance Committee is tasked with recommending director nominee(s) to the Board and considering any recommendations made by shareholders submitted in accordance with applicable procedures.

The Company has not adopted a written formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominations and Corporate Governance Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s business. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business and the interests of our shareholders. The Company’s policy is to have at least a majority of directors qualify as “independent” under the listing requirements of Nasdaq.

In the event of a vacancy on the Board, the Nominations and Corporate Governance Committee intends to identify and evaluate candidates by making requests of Board members and others for recommendations, meeting from time to time to evaluate biographical information and background material relating to potential candidates, and having members of the Nominations and Corporate Governance Committee and the Board interview selected candidates. Assuming that appropriate biographical and background material is provided for candidates recommended by shareholders on a timely basis, and that any such nomination accompanied by a written consent of the candidate to being named as a nominee and to serve as a director if elected, the Nominations and Corporate Governance Committee will evaluate director candidates recommended by shareholders by following substantially the same process, and applying substantially the same criteria, as it follows for director candidates submitted by Board members.

The current members of the Nominations and Corporate Governance Committee are Brian J. Ferguson (Chair) and Skyler M. Howton. A copy of our Nominations and Corporate Governance Committee Charter is available on our website at www.legacyhousing.com under the Corporate Governance tab of the Investor Relations section.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our officers, directors and employees and an additional Code of Ethics that applies to the CEO and Senior Financial Officers. Both are posted on the Company’s website at www.legacyhousing.com under the Investor Relations section.

Employee, Officer and Director Hedging and Trading Policy

At this time, we have not adopted a policy regarding the ability of officers, directors and employees to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. Under our insider trading policy, our personnel may not engage in trading our shares while in possession of material non-public information.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an executive officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Limitations on Director and Officer Liability and Indemnification

Our Certificate of Formation limits the liability of our directors to the maximum extent permitted by Texas law. Texas law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its shareholders;
●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

Our Certificate of Formation and our Bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Texas law. Any repeal of, or modification to, our Certificate of Formation and our Bylaws may not adversely affect any right or protection of a director or officer for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal. Our Bylaws also provide that we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our Bylaws permit such indemnification.

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

The limitation of liability and indemnification provisions that are contained in our Certificate of Formation and our Bylaws may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty.

They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other shareholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. There is no pending litigation or proceeding involving one of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

October 2025 Amendments to Our Bylaws

On October 2, 2025, in connection with certain recent changes to the Texas Business Organizations Code (“TBOC”), our Board of Directors approved and adopted a series of amendments (the “Amendments”) to our Bylaws, effective as of such date, to add new sections to;

●	adopt an ownership threshold requiring any shareholder or group of shareholders to hold shares of common stock sufficient to meet an ownership threshold of at least 3% of our company’s issued and outstanding shares in order to institute or maintain a derivative proceeding;
●	clarify that the exclusive forum for any “internal entity claim” as defined in the TBOC will be the United States District Court for the Northern District of Texas or, if the United States District Court for the Northern District lacks jurisdiction for such action, the Texas Business Court (or, if the Texas Business Court is not then accepting filings or determines that it lacks jurisdiction for such action, a Texas state district court in Tarrant County, Texas); and
●	provide for a jury trial waiver for “internal entity claims” as defined in the TBOC.

Stockholder Communication with the Board

Stockholders and others interested in communicating with the Board may do so by writing to the Board of Directors, Legacy, 1600 Airport Freeway Suite 100, Bedford, TX 76022.

Delinquent Section 16(a) Reports Section

The Exchange Act requires that our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, file with the SEC initial statements of beneficial ownership of common stock and statements of changes in beneficial ownership of common stock.

To the best of our knowledge based solely on a review of Forms, 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025, all of our directors, executive officers, and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of Exchange Act with the exception that a Form 3 and a Form 4 with respect to a grant of stock options for Jon A. Langbert were inadvertently filed late due to administrative error. However, to date, all such late filings have been made.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee, which includes our independent directors, oversees an executive compensation program that is intended to align the interests of our executive officers with those of our shareholders, link compensation paid with performance achieved, and attract, retain and motivate our key executives.

Our named executive officers (“NEOs”) are shown in the Summary Compensation Table below and include (i) all persons serving as our principal executive officer during the year ended December 31, 2025, (ii) our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025, other than our principal executive officer, and (iii) two additional individuals for whom disclosure would have been required but for the fact that such individuals were not serving as executive officers as of December 31, 2025.

The annual compensation of our executive officers consists of a base salary and a discretionary bonus. The purpose of the base salary is to provide a fixed amount of cash compensation that is not variable and is generally competitive with market practices. The purpose of the bonus is to provide a variable cash incentive based on performance. Upon hire, our former chief executive officer and former chief financial officer each received stock option grants, as previously disclosed in our Form 8-K filings. The annual compensation of our two co-founders, Mr. Hodgson and Mr. Shipley, is nominal as their significant equity positions in our company drives their total compensation. We do not have a formal compensation plan.

Employment Agreements

As of December 31, 2025, none of our NEOs had written employment agreements. Messrs. Hodgson and Shipley, in consultation with our independent directors, have each agreed to receive a salary as our Executive Chairman and Chief Executive Officer, respectively, at a rate of $50,000 per year. Both work full-time for our company and there is no set term for their employment. Mr. Langbert became our Chief Financial Officer in December 2025. He works full-time for our company and there is no set term for his employment. He currently receives a monthly salary of $10,000.

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

Clawback Policy

The Company adopted an executive compensation clawback policy in December 2023, that provides for the recoupment from certain executives of incentive compensation in the event of an accounting restatement or the occurrence of other clawback events described in the policy. The policy is designed to deter and prevent detrimental conduct and to protect our investors from financial misconduct.

Summary Compensation Table

The table below shows the compensation paid to or earned by our NEOs for the years ended December 31, 2025 and December 31, 2024 and the positions such NEOs held during the year ended December 31, 2025.

				Stock	Option	All Other
Name and Position	Years	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Curtis D. Hodgson	2025	50,000	—	—	—	—	50,000
Executive Chairman of the Board and Director (1)	2024	119,423	—	—	—	—	119,423
Kenneth E. Shipley	2025	50,000	—	—	—	—	50,000
Chief Executive Officer, and Director (2)	2024	50,000	—	—	—	—	50,000
R. Duncan Bates	2025	284,699	70,000	—	—	—	354,699
Former President and Chief Executive Officer (3)	2024	300,000	30,000	—	—	—	330,000
Jon A. Langbert	2025	—	—	—	184,106	—	184,106
Chief Financial Officer (4)	2024	—	—	—	—	—	—
Jeffrey M. Fiedelman	2025	255,264		—	—	—	255,264
Former Chief Financial Officer (5)	2024	276,058	27,500	—	—	—	303,558
Ronald C. Arrington	2025	124,904	—	—	—	—	124,904
Former Chief Financial Officer (6)	2024	—	—	—	—	—	—
(1)	Mr. Hodgson became Executive Chairman of the Board in October 2025. He was previously a director.
(2)	Mr. Shipley became our Chief Executive Officer in October 2025. He was previously Chairman and Executive Vice President.
(3)	Mr. Bates resigned as our Chief Executive Officer on October 10, 2025.
(4)	Mr. Langbert became our Chief Financial Officer on December 18, 2025.
(5)	Mr. Fiedelman resigned as our Chief Financial Officer on October 10, 2025.
(6)	Mr. Arrington served as our Interim Chief Financial Officer from October 11, 2025 to December 18, 2025.

Outstanding Equity Awards

The following table lists outstanding equity awards held by our NEOs as of December 31, 2025.

		OPTION AWARDS				STOCK AWARDS
									Equity incentive
								Equity incentive	plan awards:
								plan awards:	market or payout
		Number of	Number of					number of	value of
		Securities	Securities			Number of	Market Value of	unearned	unearned
		Underlying	Underlying			Shares or Units	Shares or Units	shares, units	shares, units
		Unexercised	Unexercised	Options	Option	of Stock That	of Stock That	or other rights	or other rights
		Options	Options	Exercise	Expiration	Have Not	Have Not	that have not	that have not
Name	Grant Date	# Exercisable	# Unexercisable	Price ($)	Date	Vested (#)	Vested (1)	vested (#)	vested ($)
R. Duncan Bates (1)	6/7/22	6,246	43,722	16.01	1/8/2026
	6/7/22	90,000	210,000	36.00	1/8/2026
	6/7/22	180,000	420,000	48.00	1/8/2026

Jeffrey M. Fiedelman (1)	12/1/23	8,598	12,898	23.26	1/8/2026

Jon A. Langbert (2)	12/19/25	—	25,189	19.85	12/19/2035

(1)	Mr. Bates and Mr. Fiedelman resigned effective October 10, 2025. Their vested and exercisable stock options remain exercisable for 90 days following their resignations, after which any unexercised options expire. All unvested equity awards were forfeited upon resignation.
(2)	Mr. Langbert received the award upon joining the Company as Chief Financial Officer in December 2025.

Options Exercised and Stock Vested

During the year ended December 31, 2025 there were no options exercised and stock vested by the NEOs.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide any pension benefits, nonqualified defined contribution or other deferred compensation plans for our NEOs.

Potential Payments Upon Termination or Change of Control

As of December 31, 2025, none of our NEOs had written employment agreements. As such there are no potential payments due upon a termination or change of control.

Policies and Practices Related to the Grant of Certain Equity Awards

We grant a variety of equity awards, including:

●	Stock Options: Incentive stock options and non-qualified stock options with exercise prices at or above fair market value on the grant date.
●	Restricted Stock Units (“RSUs”): Units representing the right to receive shares of common stock upon vesting.

●	Performance-Based Awards: Equity awards that vest based on achievement of specified performance goals

Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee has generally granted equity awards pursuant to the terms of the applicable equity incentive plan and associated award agreements. Generally, grants to executive officers and employees occur on a set schedule, such as at the annual meeting of the Board or Compensation Committee, upon commencement of employment or in other special circumstances. Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The exercise price for stock options is set at or above the fair market value of our Common Stock on the date of grant, as determined by the closing price on our principal stock exchange.

Our Compensation Committee reviews and proposes equity awards for executive officers and directors, considering individual performance, competitive market practices, and alignment with company goals. Said proposals are then forwarded to the Board for approval. For non-executive employees, Qualified Stock Option awards are typically administered by the Chief Executive Officer, consistent with established guidelines.

Equity awards generally vest over a multi-year period, typically five years, subject to continued service. Certain awards may vest based on performance criteria. Unvested awards are forfeited upon termination of employment or service, except as otherwise provided in award agreements or severance arrangements. The Board or Compensation Committee may adjust awards as necessary to reflect corporate events such as stock splits, recapitalizations, or mergers. The Company generally prohibits repricing of stock options without shareholder approval.

In alignment with corporate governance best practices, equity awards are subject to clawback or recoupment in the event of material financial restatements or violations of company policies, as determined by the Board.

During the last completed fiscal year, we did not make any stock option awards to our NEOs during the period beginning on the four-business day before the filing of any Form 10-K, 10-Q or 8-K and ending one business day after the filing of such report that contained material nonpublic information (as defined in Item 402(x) of Regulation S-K). Accordingly, no tabular disclosure under Item 402(x)(2)(ii) of Regulation S-K is required.

CEO Pay Ratio Disclosure

In accordance with Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee. In determining the median compensated employee, SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our reported pay ratio may not be comparable to that reported by other companies due to differences in industry, business models and scale, as well as the different estimates, assumptions and methodologies applied by other companies in calculating their respective pay ratios.

Excluding our CEO, we identified our median employee by preparing a list of all 592 individuals employed by the Company as of December 31, 2025 and examined the total compensation paid to each such individual as reflected in the Company’s payroll records. We included all employees (other than our CEO), whether employed on a full-time, part-time, seasonal or temporary basis. We annualized the compensation for any permanent employees who were not employed by us for all of 2025.

The 2025 annual total compensation of our CEO was $354,699. The 2025 annual total compensation of our median employee was $38,593, and the ratio of these amounts is 9:1. For purposes of this CEO pay ratio calculation, the Company used compensation of R. Duncan Bates, who served as our principal executive officer for the majority of fiscal year 2025.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain measures of financial performance of the Company.

The following table provides information regarding Compensation Actually Paid (“CAP”) to our Principal Executive Officer (“PEO”) and non-PEO NEOs during the last three fiscal years.

Value of Initial
					Average		Fixed $100
					Summary	Average	Investment
	Summary	Compensation	Summary	Compensation	Compensation	Compensation	Based On:
	Compensation	Actually	Compensation	Actually	Table Total for	Actually Paid to	Cumulative
	Total for	Paid to	Total for	Paid to	Non-PEO	Non-PEO	Total
	PEO	PEO	PEO	PEO	NEOs	NEOs	Shareholder	Net Income
Year	($) (1)	($) (1)	($) (1)	($) (1)	($) (2)	($) (2)	Return ($)	(in thousands) ($)
2025	354,699	(6,866,433)	50,000	50,000	153,568	(70,895)	73.74	41,809
2024	400,000	(1,155,827)	—	—	157,660	284,182	93.24	61,642
2023	400,000	587,176	—	—	219,171	26,046	95.28	54,460

1)	During 2025, our PEOs were Kenneth E. Shipley and Duncan Bates; during 2023 and 2024, our PEO was Duncan Bates
2)	During 2025, our Non-PEO NEOs were Curtis D. Hodgson, Ronald C. Arrington, and Jeffrey M. Fiedelman; during 2024, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, and Jeffrey M. Fiedelman; during 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington and Jeffrey M. Fiedelman

Adjustments to the Summary Compensation Table Total to arrive at CAP for our PEO are shown below. No adjustments were necessary for defined benefit and pension plans or dividends. The assumptions used for determining the fair values shown in this table are consistent with those used to determine the fair values disclosed as of the grant date of such awards.

			Plus: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid
	PEO	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	to PEO
Year	($)	($)	($)	($)	($)	($)	($)	($)
2025 (1)	354,699	—	—	—	(2,160,416)	(480,959)	(4,579,757)	(6,866,433)
2025 (2)	50,000	—	—	—	—	—	—	50,000
2024 (1)	400,000	—	—	—	(1,565,986)	10,159	—	(1,155,827)
2023 (1)	400,000	—	—	—	404,432	(217,256)	—	587,176

1)	Data shown for PEO Duncan Bates
2)	Data shown for PEO Kenneth Shipley

Adjustments to the Summary Compensation Table Total to arrive at CAP for non-PEO NEOs (shown as an average) are presented below. No adjustments were necessary for defined benefit and pension plans or dividends.

			Plus: Fair			Plus: Increase /
		Less: Grant	Value of	Plus: Increase /	Plus: Increase /	(Decrease) in	Less: Fair Value
	Summary	Date Fair Value	Unvested Equity	(Decrease) in	(Decrease) in	Fair Value of	of Equity Awards
	Compensation	of Equity Awards	at Fiscal Year End	Fair Value of	Fair Value of	Equity Vested	at Prior Year-End	Compensation
	Total for	Granted in	(Current Year	Equity Vested	Unvested Equity	During Fiscal Year	Forfeited in	Actually Paid to
	Non-PEO NEOs	Fiscal Year	Awards)	During Fiscal Year	at Fiscal Year End	(Prior Year Awards)	Current Fiscal Year	Non-PEO NEOs
Year	($)	($)	($)	($)	($)	($)	($)	($)
2025 (1)	143,389	—	—	—	(241,154)	—	(349,740)	(447,505)
2024 (2)	157,660	—	157,981	—	—	—	(31,459)	284,182
2023 (3)	219,171	(69,948)	77,214	—	—	4,704	(205,095)	26,046

1)	During 2025, our Non-PEO NEOs were Curtis D. Hodgson, Ronald C. Arrington, Jeffrey M. Fiedelman, and Jon A. Langbert.
2)	During 2024, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, and Jeffrey M. Fiedelman.
3)	During 2023, our Non-PEO NEOs were Curtis D. Hodgson, Kenneth E. Shipley, Jeffrey V. Burt, Ronald C. Arrington, and Jeffrey M. Fiedelman.

Relationships Between Certain Data in the Pay Versus Performance Table

The graph below illustrates the relationship between CAP and cumulative total shareholder return. The cumulative total shareholder return assumes $100 was invested for the period starting December 31, 2021 through the end of the listed fiscal year. The graph shows CAP for both PEOs, Kenneth Shipley and Duncan Bates.

The graph below illustrates the relationship between CAP and net income. The graph shows CAP for both PEOs, Kenneth Shipley and Duncan Bates.

We structure our executive compensation program to award compensation based on individual and Company performance, to be competitive in the market and to retain our executives.

2018 Incentive Compensation Plan

Our board of directors and the holders of a majority of our outstanding shares of common stock adopted our 2018 Incentive Compensation Plan (the “Plan”) prior to the closing of our initial public offering. The purpose of our Plan is to assist us in attracting, motivating, retaining and rewarding high quality executives and other employees, officers, directors, consultants and other persons who provide services to us.

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

Director Compensation

Directors who are also officers or employees of the Company do not receive any special or additional remuneration for service on the board. We currently compensate each non employee director through annual restricted stock grants and by paying annual fees for their participation on the board and on respective board committees. Our directors receive compensation of $10,000 per quarter, as well as an annual award of $10,000 in restricted stock grants that vest as of the next annual meeting or in one year. We also compensate our directors for serving as a committee member and a committee chair. Our board of directors reviews director compensation annually or when circumstances exist requiring reexamination and adjusts it according to then current market conditions and good business practices. The following table provides information regarding compensation paid to each non-employee director during the year ended December 31, 2025:

	Fees Earned
	or Paid in	Stock
Name	Cash ($)	Awards ($) (1)	Total ($)
Brian J. Ferguson	52,000	10,000	62,000
Skyler M. Howton	55,000	10,000	65,000
Jeffrey K. Stouder	57,000	10,000	67,000

(1)	Amounts in this column reflect the fair value of restricted stock based on the closing price of our common stock on the grant date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 12, 2026 (the “Beneficial Ownership Datefor each of the following:

●	each stockholder known by us to be the beneficial owner of 5% or more of our common stock (“5% Holder”);
●	each of our NEOs and directors; and
●	all our NEOs and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 23,812,341 shares of common stock outstanding as of the Beneficial Ownership Date.

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

	Shares of Common
	Stock Beneficially
	Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers
Curtis D. Hodgson (1)	4,163,310	17.5%
Kenneth E. Shipley (2)	2,993,610	12.6%
Jon A. Langbert (3)	25,989	*
R. Duncan Bates	31,867	*
Jeffrey M. Fiedelman	—	*
Ron C. Arrington	—	*
Brian J. Ferguson	390	*
Skyler M. Howton	390	*
Jeffrey K. Stouder	12,423	*
5% Stockholders
William Shipley (4)	2,865,953	12.0%
Douglas Shipley (5)	2,885,978	12.1%
American Endowment Foundation (6)	2,161,000	9.1%

All directors, director nominees and executive officers as a group (9 persons)	7,227,979	30.4%

* Less than 1% of outstanding shares of common stock

(1)	Mr. Hodgson’s beneficial ownership includes (a) 1,000,000 shares of common stock owned by Hodgson Ventures, a Texas limited partnership, of which Mr. Hodgson is the general partner, (b) 2,669,056 shares of common stock owned by the Hodgson 2015 Grandchild’s Trust, of which Mr. Hodgson shares voting and investment power with respect to such shares, and (c) 100,000 shares of common stock owned by Cusach, INC., of which Mr. Hodgson controls.
(2)	Kenneth E. Shipley’s beneficial ownership includes 100,000 shares of common stock owned by Shipley Bros., Ltd., an entity controlled by Kenneth E. Shipley. Each of Kenneth E. Shipley’s brothers, William Shipley and Douglas Shipley, owns 2,865,953 and 2,885,978 shares of our common stock, respectively, as to which Kenneth E. Shipley disclaims any beneficial interest.
(3)	Mr. Langbert’s beneficial ownership includes 25,189 shares of common stock issuable upon the exercise of stock options.
(4)	Consists of 2,865,953 shares of common stock beneficially owned by William Shipley. The foregoing information is based solely upon a Form 4 filed by Mr. Shipley on February 20, 2024. William Shipley is Kenneth E. Shipley’s brother. Kenneth E. Shipley disclaims any beneficial interest in the shares beneficially owned by William Shipley.
(5)	Consists of 2,885,978 shares of common stock beneficially owned by Douglas Shipley. The forgoing information is based solely on a Form 4/A filed by Mr. Shipley on February 21, 2024. Douglas Shipley is Kenneth E. Shipley’s brother. Kenneth E. Shipley disclaims any beneficial interest in the shares beneficially owned by Douglas Shipley.
(6)	Consists of 2,161,000 shares of common stock beneficially owned by American Endowment Foundation (“AEF”), over which AEF has shared voting power of 2,161,000 shares and shared dispositive power over 2,161,000 shares. The principal business address of AEF is 5700 Darrow Road, Suite 118, Hudson, Ohio 44236. The forgoing information is based solely upon a Schedule 13G filed by AEF on February 12, 2025

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our common stock that may be issued under our incentive compensation plans and other option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted‑Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance	Number of Securities Remaining Available for Future Issuance
Equity Comp Plans Approved by Security Holders	$25,189	$19.85	$2,474,811	$2,474,811
Equity Comp Plans Not Approved by Security Holders	-	-	-	-
Total	$25,189	$19.85	$2,474,811	$2,474,811

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in this Part III, the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and
●	any related person had or will have a direct or indirect material interest.

Bell Mobile Homes (“Bell”), a retailer owned by one of our company’s significant shareholders, purchases manufactured homes from us. Accounts receivable balances due from Bell were $613,000 as of December 31, 2025. Accounts payable balances due to Bell were $103,000 as of December 31, 2025. Home sales to Bell were $4.8 million for the year ended December 31, 2025.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of our company’s significant shareholders, purchase manufactured homes from us. Accounts receivable balances due from Shipley were $140,000 as of December 31, 2025. Accounts payable balances due to Shipley were $36,000 as of December 31, 2025. Home sales to Shipley were $2.1 million for the year ended December 31, 2025.

Other than the transactions described above, there have been no transactions between the company and a related person that would be reportable under SEC rules or regulations.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our Certificate of Formation and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law.

Policies and Procedures for Transactions with Related Persons

Pursuant to a policy approved by the Board, all related party transactions must be disclosed to the Board, and the Board’s discretion, in reviewing such, is plenary.

Director Independence

Our common stock trades on The Nasdaq Global Select Market. Under Nasdaq rules, independent directors must comprise a majority of the listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if such director is not an executive officer or employee of the company and, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Brian J. Ferguson, Skyler M. Howton, and Jeffrey K. Stouder, representing a majority of our directors, were independent under the listing standards of Nasdaq and the requirements of the SEC and do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Frazier & Deeter, LLC served as our independent registered public accountants for the years ended December 31, 2025 and 2024. The following table sets for the aggregate fees billed to us for the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees (1)	$758,000	$590,000
Total	$758,000	$590,000

(1)	Audit fees consist of the fees billed for professional services rendered for the audit of our consolidated annual financial statements including fees related to compliance with the Sarbanes-Oxley Act of 2002, review of our quarterly consolidated financial statements included in our Quarterly Reports on the Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

Pre-Approval Policies

All audit and non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Unless the specific service has been previously pre-approved with respect to that year the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee uses the following procedures in pre-approving all audit and non-audit services provided by our independent registered public accounting firm. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a detailed listing of the individual audit and non-audit services and fees (separately describing audit-related services, tax services, and other services) expected to be provided by our independent registered public accounting firm during the year. Quarterly, the Audit Committee is presented with an update of any new audit and non-audit services to be provided. The Audit Committee reviews and the quarterly update and approves the services outline therein if such services are acceptable to the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation of Legacy Housing Corporation (Delaware). (2)
3.2		Amended and Restated Bylaws of Legacy Housing Corporation (Delaware). (1)
3.3		Bylaws of Legacy Housing Corporation. (4)
3.4		Amendment No. 1 to the Bylaws of Legacy Housing Corporation. (4)
3.5		Amendment No. 2 to the Bylaws of Legacy Housing Corporation. (4)
3.6		Amendment No. 3 to the Bylaws of Legacy Housing Corporation. (4)
3.7		Certificate of Formation of Legacy Housing Corporation (formerly Legacy Housing Merger Sub, Inc.), a Texas for-profit corporation. (5)
3.8		Certificate of Merger of Legacy Housing Corporation with and into Legacy Housing Merger Sub, Inc. (5)
4.1		Specimen Common Stock Certificate. (2)
4.2		Description of Securities of the Registrant. (10)
10.1	†	2018 Incentive Compensation Plan. (3)
10.13		Form of Indemnification Agreement. (2)
10.14		Form of Non-Disclosure, Non-Competition and Non-Solicitation Agreement between Legacy Housing Corporation and its employees. (2)
10.24		Credit Agreement, dated as of July 28, 2023, by and among Legacy Housing Corporation, Prosperity Bank as administrative agent, and the lenders party thereto. (7)
10.25	†	Employment Agreement, effective June 7, 2022 by and between Legacy Housing Corporation and Duncan Bates. (6)
10.26	†	Employment Agreement, dated September 10, 2023 between Legacy Housing Corporation and Jeff Fiedelman. (8)
10.27		Settlement Agreement and Release, dated July 27, 2024. (9)
14.1		Code of Ethics and Business Conduct. (2)
14.2		Code of Ethics for the CEO and Senior Financial Officers. (2)
19	*	Insider Trading and Confidentiality Notice to Company Personnel, dated January 2019
23.1	*	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification for PEO.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification for PFO.
32.1	*	Section 1350 Certifications for PEO.
32.2	*	Section 1350 Certifications for PFO.
97.1	*	Executive Compensation Clawback Policy.
101.INS		Inline XBRL Instance Document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1/A (No. 333-228288) on December 12, 2018.
(2)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (No. 333-228288) on November 9, 2018.

(3)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1/A (No. 333-228288) on December 11, 2018.
(4)	Incorporated by reference to the exhibits filed with the Company’s Correct Report on Form 8-K on November 3, 2025.
(5)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 on November 7, 2025.
(6)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K on June 13, 2022.
(7)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K on August 2, 2023.
(8)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K on September 14, 2023.
(9)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 10-Q on November 12, 2024.
(10)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on March 12, 2025
†	Compensatory plan or agreement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY HOUSING CORPORATION

By:	/s/ Kenneth E. Shipley
	Name:	Kenneth E. Shipley
	Title:	Chief Executive Officer
	Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis D. Hodgson Curtis D. Hodgson	Executive Chairman of the Board	March 12, 2026

/s/ Kenneth E. Shipley Kenneth E. Shipley	Chief Executive Officer and Director (principal executive officer)	March 12, 2026

/s/ Jon A. Langbert	Chief Financial Officer (principal financial and accounting officer)	March 12, 2026
Jon A. Langbert

/s/ Brian J. Ferguson Brian J. Ferguson	Director	March 12, 2026

/s/ Skyler M. Howton Skyler M. Howton	Director	March 12, 2026

/s/ Jeffrey K. Stouder Jeffrey K. Stouder	Director	March 12, 2026