Form 10-Q
period 2026-03-31
Legacy Housing Corp
filed 2026-05-07
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 23,781,601 shares of Common Stock ($0.001 par value) outstanding as of May 7, 2026.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

BALANCE SHEETS

(in thousands, except share and per value data)

	March 31,	December 31,
	2026 (unaudited)	2025
Assets
Current assets:
Cash	$14,111	$8,478
Accounts receivable, net	5,061	5,467
Interest receivable loan portfolios, net	3,701	3,517
Income tax refund receivable	—	5,617
Dealer financed receivables, net	24,618	26,685
Consumer loans receivable, net	9,636	9,458
Notes receivable from mobile home parks (“MHP”), net	60,381	59,632
Other notes receivable, net	4,976	4,868
Inventories, net	50,383	39,853
Prepaid expenses and other current assets	1,425	1,081
Total current assets	174,292	164,656
Property, plant and equipment, net	60,597	60,497
Consumer loans receivable, net	189,689	189,356
Notes receivable from mobile home parks (“MHP”), net	136,613	136,906
Other notes receivable, net	1,360	1,226
Other assets - leased mobile homes	3,372	3,804
ROU assets - operating leases	1,197	1,313
Other assets	15,803	13,911
Deferred income taxes, net	1,121	998
Intangible assets, net	4,956	5,198
Goodwill	2,472	2,472
Total assets	$591,472	$580,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,340	$6,443
Accrued liabilities	19,152	25,063
Customer deposits	11,069	1,764
Escrow liability	13,498	13,109
Operating lease obligation	469	479
Total current liabilities	48,528	46,858
Long‑term liabilities:
Operating lease obligation, less current portion	755	860
Lines of credit	899	1,200
Dealer incentive liability	2,297	2,805
Total liabilities	52,479	51,723
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 and 24,866,342 issued and 23,781,601 and 23,812,341 outstanding at March 31, 2026 and December 31, 2025, respectively	32	32
Treasury stock at cost, 1,084,741 and 1,054,001 shares at March 31, 2026 and December 31, 2025, respectively	(18,057)	(17,484)
Additional paid-in-capital	182,881	182,857
Retained earnings	374,137	363,209
Total stockholders' equity	538,993	528,614
Total liabilities and stockholders' equity	$591,472	$580,337

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three months ended March 31,
	2026	2025
Net revenue:
Product sales	$21,550	$24,290
Consumer, MHP and dealer loans interest	11,318	10,655
Other revenue	1,498	725
Total net revenue	34,366	35,670
Operating expenses:
Cost of product sales	14,936	17,192
Cost of other sales	1,201	515
Selling, general and administrative expenses	5,840	6,372
Total operating expenses	21,977	24,079
Income from operations	12,389	11,591
Other income (expense):
Non‑operating interest income	356	467
Miscellaneous, net	307	675
Interest expense	(28)	(5)
Total other income	635	1,137
Income before income tax expense	13,024	12,728
Income tax expense	(2,096)	(2,452)
Net income	$10,928	$10,276
Weighted average shares outstanding:
Basic	23,808,350	24,133,253
Diluted	23,838,330	24,794,928
Earnings per share:
Basic	$0.46	$0.43
Diluted	$0.46	$0.41

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Treasury	Additional	Retained
	Shares (1)	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,158,311	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	(29,385)	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,129,362	$32	$(10,550)	$182,570	$331,676	$503,728

			Treasury	Additional	Retained
	Shares (1)	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2025	23,812,341	$32	$(17,484)	$182,857	$363,209	$528,614
Share based compensation	—	—	—	24		24
Purchase of treasury stock	(30,740)	—	(573)	—	—	(573)
Net income	—	—	—	—	10,928	10,928
Balances, March 31, 2026	23,781,601	$32	$(18,057)	$182,881	$374,137	$538,993

(1)	Shares are net of treasury shares.

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$10,928	$10,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	670	423
Amortization of deferred revenue	(341)	(341)
Operating lease amortization, net	(14)	(5)
Amortization of lines of credit cost	17	—
Provision for accounts and notes receivable	1,121	692
(Gain) or Loss from sale of property	101	(82)
Provision for inventories	(25)	15
Deferred income taxes	(123)	—
Share based compensation expense	24	171
Changes in operating assets and liabilities:
Accounts receivable	5,606	(1,181)
Interest receivable, net	(226)	—
Consumer loans activity, net	(1,215)	(5,459)
Notes receivable MHP activity, net	(345)	3,854
Dealer inventory loan activity, net	1,942	901
Inventories, net	(10,505)	(3,882)
Prepaid expenses and other current assets	(359)	(331)
Other assets - leased mobile homes	318	272
Other assets	(1,810)	(1,172)
Accounts payable and accrued liabilities	(8,014)	(547)
Right of use activity, net	15	—
Customer deposits	9,305	404
Escrow liability	389	766
Dealer incentive liability	(508)	134
Net cash provided by operating activities	6,951	4,908
Investing activities:
Purchases of property, plant and equipment	(1,530)	(1,261)
Proceeds from sale of property	1,016	160
Issuance of notes receivable	(414)	(979)
Notes receivable collections	202	17
Collections from purchased loans	72	95
Net cash used in investing activities	(654)	(1,968)
Financing activities:
Purchases of treasury stock	(573)	(675)
Proceeds from lines of credit	13,000	—
Payments on lines of credit	(13,091)	—
Net cash used in financing activities	(664)	(675)
Net increase in cash	5,633	2,265
Cash at beginning of period	8,478	1,149
Cash at end of period	$14,111	$3,414
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$1	$13

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company (1) manufactures and provides for the transport of manufactured homes, (2) provides wholesale financing to dealers and mobile home parks, (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its manufactured homes. The Company also sells homes directly to consumers, through its own retail stores, and to dealers and mobile home parks.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three months ending March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed on March 12, 2026. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At March 31, 2026, December 31, 2025, and December 31, 2024, the allowance for doubtful accounts totaled $1.7 million, $1.5 million, and $0.6 million, respectively. At March 31, 2026, December 31, 2025, and December 31, 2024 accounts receivable, net was $5.1 million, $5.5 million, and $4.0 million, respectively.

Interest Receivable Loan Portfolios

Interest receivable loan portfolios, net relates to accrued interest for consumer loans receivable, notes receivable from mobile home parks, and other notes receivable. The interest accrual is calculated within the Company’s loan management system from the date of last customer payment received through the end of the period. Separately an interest receivable allowance is established for all interest payments past due more than 90 days. The interest receivable is stated net of the allowance. At March 31, 2026, December 31, 2025, and December 31, 2024 the interest receivable, net was $3.7 million, $3.5 million, and $3.3 million, respectively.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The leased manufactured homes are included in other assets on the Company’s balance sheet, capitalized at manufactured cost and depreciated over a 15 year useful life. Homes returned to the Company upon expiration of the lease or in the event of default are sold by the Company through its standard sales and distribution channels.

Future minimum lease income under all operating leases for each of the next five years at March 31, 2026, is as follows (in thousands):

2026	$738
2027	919
2028	762
2029	493
2030	148
Thereafter	84
Total	$3,144

Product Warranties

The Company provides retail home buyers with a one-year warranty from the date of purchase on manufactured inventory. At this time, we do not provide any warranties with respect to “Tiny Houses”. Product warranty costs are accrued when the covered homes are sold to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Factors used to determine the warranty liability include the number of homes under warranty and the historical costs incurred in servicing the warranties. The accrued warranty liability is reduced as costs are incurred and the warranty liability balance is included as part of accrued liabilities in the Company’s balance sheet.

The following table summarizes activity within the warranty liability (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty liability, beginning of period	$1,863	$1,950
Product warranty reserve accrued	(12)	576
Warranty costs incurred	(324)	(493)
Warranty liability, end of period	$1,527	$2,033

Intangible Assets, Net

Our intangible assets consist of trade name, internally developed software, customer contracts, and non-compete agreements, are considered finite-lived, and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 1 to 15 years on a straight-line depreciation basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Amortization expenses recognized on intangible assets was $0.2 million for the three months ended March 31, 2026.

Finite-lived intangible have a weighted average remaining life of 10.1 years.

The following table summarizes intangible asset amortization expense (in thousands):

As of March 31,
Year	2026
2026	$663
2027	580
2028	580
2029	580
2030	547
Thereafter	2,006
Total	$4,956

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants, and nonemployee service providers in the form of stock options, stock, restricted stock, and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At March 31, 2026, the Company had 9.2 million shares available for grant under the Plan.

As of March 31, 2026, stock options to purchase approximately 50,000 shares of common stock were outstanding under the Plan at an exercise price of $19.85, and expire on dates ranging from December 2030 to December 2035, none of which are currently exercisable. Unrecognized compensation expense related to these options at March 31, 2026 was $0.4 million and is expected to be recognized over 7.7 years. Total share-based compensation expense was immaterial for the three months ended March 31, 2026 and 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting - Comprehensive Income Expense - Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about certain types of costs and expenses in the notes to the financial statements. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the disclosure requirements related to the new standard on its financial statements.

2. REVENUE

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Warranty costs are included in selling, general, and administrative expenses, in the statements of income. Warranty and contract costs were $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, total cost of product sales included $1.7 million for both comparison periods consisting of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied. Land sales revenue is comprised of sales of land (real property) that was acquired as a result of maintaining or furthering our primary business of producing, selling, and financing manufactured homes. Land sale revenue for the three months ended March 31, 2026 and 2025 were $1.1 million and $0.1 million, respectively.

For the three months ended March 31, 2026, there was one mobile home park (“MHP”) customer that accounted for more than 5.0% of our total product sales. Their MHP sales accounted for $1.4 million or 6.6% of our total product sales. For the three months ended March 31, 2025, there were no MHP customers that accounted for more than 5.0% of our total product sales.

During the three months ended March 31, 2026, the Company received a non-refundable advance deposit of approximately $7.1 million from a single customer in connection with a large order of manufactured homes intended for use as workforce housing. Production of the related units commenced during the first quarter of 2026, however no units had shipped and no revenue had been recognized in respect of the deposit as of March 31, 2026. The deposit is included in customer deposits on the accompanying balance sheet. Deliveries are expected to begin during the second quarter of 2026, and the Company expects to recognize substantially all of the related product sales revenue during the remainder of 2026 upon delivery and transfer of title of the units.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue (in thousands):

	Three months ended
	March 31,
	2026	2025
Product sales:
Direct sales	$2,683	$1,489
Commercial sales	7,641	6,795
Inventory finance sales	3,525	11,131
Retail store sales	6,053	3,342
Other product sales (1)	1,648	1,533
Total product sales	21,550	24,290
Loan portfolio interest:
Interest - consumer installment notes	6,421	5,655
Interest - MHP notes	4,145	4,223
Interest - dealer finance notes	752	777
Total loan portfolio interest	11,318	10,655
Other revenue	1,498	725
Total net revenue	$34,366	$35,670
(1)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of manufactured homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consists of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreement. The average contractual interest rate per loan was approximately 13.1% for March 31, 2026 and December 31, 2025. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $13.5 million and $13.1 million as of March 31, 2026 and December 31, 2025, respectively, and are included in escrow liability in the accompanying balance sheets.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $10.6 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following (in thousands):

	As of March 31,	As of December 31,	As of December 31,
	2026	2025	2024
Consumer loans receivable	$204,822	$203,601	$177,289
Loan discount and deferred financing fees	(2,300)	(2,379)	(2,490)
Allowance for loan losses	(3,197)	(2,408)	(694)
Consumer loans receivable, net	$199,325	$198,814	$174,105

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended March 31,
	2026	2025
Allowance for loan losses, beginning of period	$2,408	$694
Provision for loan losses	942	193
(Charge offs) recoveries	(153)	(75)
Allowance for loan losses, end of period	$3,197	$812

A detailed aging of consumer loans receivable that are past due is as follows (in thousands):

	As of March 31,		As of December 31,
	2026	%	2025	%
Total consumer loans receivable	$204,822	100.0	$203,601	100.0
Past due consumer loans:
31 - 60 days past due	$1,681	0.8	$1,690	0.8
61 - 90 days past due	345	0.2	96	—
91 - 120 days past due	330	0.2	447	0.2
Greater than 120 days past due	2,573	1.3	3,209	1.6
Total past due	$4,929	2.5	$5,442	2.6

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2026:

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$8,732	$46,539	$29,323	$24,515	$19,160	$71,624	$199,893	97.6
30-90 days past due	—	1,205	416	267	—	138	2,026	1.0
> 90 days past due	—	71	325	89	757	1,661	2,903	1.4
Total	$8,732	$47,815	$30,064	$24,871	$19,917	$73,423	$204,822	100.00

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to manufactured homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 17.5%. The average interest rate per loan was approximately 8.2% as of March 31, 2026 and 8.1% as of December 31, 2025, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual manufactured homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of March 31, 2026, the Company had concentrations of MHP Notes with three independent third parties and their respective affiliates that equated to 24.3%, 11.1%, and 8.7% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.7%, 9.6%, and 7.4% of the principal balance outstanding, all of which were secured by the manufactured homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of March 31, 2026 and December 31, 2025, the MHP Notes balance is presented net of unamortized finance fees of $1.0 million and $1.1 million, respectively. The finance fees are amortized over the life of the MHP Notes. As of March 31, 2026, there were past due balances of $0.2 million on MHP Notes. As of December 31, 2025, there were past due balances of $0.6 million on the MHP Notes.

Settlement Agreement

In 2024, the Company and various borrowers and guarantors (the “Makers”) entered into a Settlement Agreement and Release (the “Agreement”) to resolve disputes related to previously existing promissory notes with an aggregate principal balance of approximately $55.0 million, of which approximately $37.0 million had been accelerated following default. As consideration under the Agreement, the Makers conveyed to the Company clear title to the Forest Hollow Mobile Home Community in Beaumont, Texas and the Cleveland Mobile Home Community in Richland, Mississippi, together with related personal property and intangible assets, and the parties executed a new $48.6 million promissory note (the “New Note”) bearing a fixed interest rate of 7.9%, requiring monthly interest-only payments for twenty-four months and maturing in July 2026. The New Note is secured by a first-priority interest in more than 1,000 manufactured homes and two mobile-home parks located in Louisiana and is personally guaranteed by the individual borrowers.

As of March 31, 2026, the Company evaluated the recoverability of the New Note and based on an analysis of the fair value of the underlying collateral, the current payment status of the borrowers, and other relevant credit quality indicators, determined that a provision for expected loan losses on the New Note was not necessary.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of March 31,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$199,542	$199,083	$208,175
Loan discount and deferred financing fees	(1,088)	(1,146)	(1,057)
Allowance for loan losses	(1,460)	(1,399)	(654)
Total	$196,994	$196,538	$206,464

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended
	March 31,
	2026	2025
Allowance for loan losses, beginning of period	$1,399	$654
Provision for loan losses	61	122
Allowance for loan losses, end of period	$1,460	$776

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$10,849	$61,409	$76,824	$11,938	$18,502	$14,480	$194,002	97.2
30-90 days past due	—	2,899	589	—	—	—	3,488	1.8
> 90 days past due	—	187	1,729	—	—	136	2,052	1.0
Total	$10,849	$64,495	$79,142	$11,938	$18,502	$14,616	$199,542	100.0

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

As of March 31, 2026, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 53.0%, 10.2%, and 9.0% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 54.9%, 10.6%, and 9.2% of the principal balance outstanding, all of which were secured by the manufactured homes.

As of March 31, 2026, there were past due balances of $0.2 million on other notes. As of December 31, 2025, there were past due balances of $0.2 million on other notes.

For the three months ended March 31, 2026 and 2025, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $0.2 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the impaired balance of other notes was $0.1 million. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of March 31,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$6,604	$6,380	$15,412
Loan discount and deferred financing fees	(28)	(57)	(132)
Allowance for loan losses	(240)	(229)	(364)
Total	$6,336	$6,094	$14,916

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended
	March 31,
	2026	2025
Allowance for loan losses, beginning of period	$229	$364
Provision for loan losses	11	104
Allowance for loan losses, end of period	$240	$468

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of March 31, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$—	$4,855	$423	$27	$—	$24	$5,329	80.7
30-90 days past due	—	289	—	386	—	—	675	10.2
> 90 days past due	—	—	33	567	—	—	600	9.1
Total	$—	$5,144	$456	$980	$—	$24	$6,604	100.0

6. DEALER FINANCED RECEIVABLES

Dealer financed receivables are receivables for loans that we make to independent retailers, or dealers, for the purchase of manufactured homes so that dealers can then market them for sale to consumers. The loans are part of our inventory finance program. In late 2022 and early 2023, the Company transitioned many of its dealers from a traditional consignment arrangement to an inventory finance arrangement. The terms of the financing typically include a three year term, a monthly interest payment, an annual curtailment payment and require the retailer to pay the principal amount of the loan to the Company upon the earlier of the sale of the home by the retailer to its customer or the end of the term.

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following at March 31, 2026, December 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$26,461	$28,403	$32,779
Allowance for loan losses	(1,843)	(1,718)	(194)
Total	$24,618	$26,685	$32,585

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended
	March 31,
	2026	2025
Allowance for loan losses, beginning of period	$1,718	$194
Provision for loan losses	125	6
Allowance for loan losses, end of period	$1,843	$200

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

We evaluate the credit quality of our dealer financed receivables based on the length of time the Company’s collateral has remained unsold by the dealer in dealer inventory. This table reflects the age of the loan receivable due (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Total	% of Portfolio
< 1 year on lot	$2,926	$9,597	$—	$—	$—	$12,523	47.3
1-2 years on lot	—	2,193	5,161	—	—	7,354	27.8
2-3 years on lot	—	—	1,694	2,022	—	3,716	14.0
> 3 years on lot	—	—	—	673	2,195	2,868	10.9
Total	$2,926	$11,790	$6,855	$2,695	$2,195	$26,461	100.0

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Raw materials	$13,759	$12,595
Work in progress	692	494
Finished goods, net	35,932	26,764
Total	$50,383	$39,853

Finished goods includes an allowance of $534 and $559 as of March 31, 2026 and December 31, 2025, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Land	$19,683	$20,800
Buildings and leasehold improvements	14,772	14,772
Construction in Progress	29,919	28,423
Vehicles	1,594	1,594
Machinery and equipment	7,428	7,393
Furniture and fixtures	338	338
Total	73,734	73,320
Less accumulated depreciation	(13,137)	(12,823)
Total property, plant and equipment	$60,597	$60,497

Depreciation expense was $0.4 million for the three months ended March 31, 2026 and 2025, and includes depreciation expense for leased manufactured homes. Depreciation expense also includes $0.3 million and $0.2 million as a component of cost of product sales for the three months ended March 31, 2026 and 2025, respectively.

9. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Prepaid rent	$588	$588
Repossessed homes	14,655	12,763
Investment in Corpus AmeriCasa	560	560
Total	$15,803	$13,911

Repossessed homes, net of allowances, as of March 31, 2026 include $10.6 million for homes repossessed from the consumer loan portfolio, $1.8 million for homes repossessed from the MHP loan portfolio, and $2.2 million for homes repossessed from dealers. Repossessed homes, net of allowances, as of December 31, 2025 include $8.4 million for homes repossessed from the consumer loan portfolio, $1.8 million for homes repossessed from the MHP loan portfolio, and $2.4 million for homes repossessed from dealers.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Warranty reserve	$1,527	$1,863
Litigation reserve	1,020	970
Payroll	878	1,768
Portfolio taxes and title	1,696	1,603
Property tax	439	1,123
Dealer rebates	628	919
Sales tax	247	282
Federal and state income taxes	6,860	10,942
Unclaimed Property	2,044	2,015
Other	3,813	3,578
Total accrued liabilities	$19,152	$25,063

11. LINES OF CREDIT

The Company has a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50.0 million and an additional $25.0 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $0.3 million, which were capitalized as unamortized debt issuance costs and included within prepaids and other current assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2026 and 2025, interest expense under the Revolver was $11 thousand and $0 respectively. The outstanding balance of the Revolver as of March 31, 2026 and December 31, 2025 was $0.9 million and $0 respectively. The interest rate in effect as of March 31, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $49.1 million and $50 million as of March 31, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2026, the Company was in compliance with all financial covenants, including that it maintains a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

As part of the acquisition of AmeriCasa, we assumed a line of credit with 21st Mortgage in the amount of $1.3 million at the time of the acquisition. As of December 31, 2025, the balance of the line of credit was $1.2 million which we paid off in January 2026.

12. INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2026 and 2025 was $2.1 million and $2.5 million respectively. The Company's effective tax rate for the three month period ended March 31, 2026 was 16.1%. The primary drivers of the variance from the federal statutory tax rate of 21.0% were the Federal Energy Efficient Home Improvement credit and a discount for transferable tax credits purchased during the quarter ended March

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

31, 2026. The Company's effective tax rate for the three month period ended March 31, 2025 was 19.3%. The primary driver of the variance from the federal statutory tax rate of 21.0% was the Federal Energy Efficient Home Improvement credit, which was partially offset by state income taxes. The §45L tax credit was initially established under the Federal Energy Policy Act of 2005 and ends June 30, 2026 pursuant to the One, Big, Beautiful Bill Act of 2025.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of March 31, 2026 and December 31, 2025, the Company accrued a $0.2 million and $0.8 million liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheet.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $1.4 million and $0.8 million at March 31, 2026 and December 31, 2025 respectively without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of March 31, 2026 and December 31, 2025.

Leases

The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.1 million respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three months ended March 31, 2026 and 2025 was immaterial.

Legal Matters

Legal Proceedings

The Company is party to certain legal proceedings that arise in the ordinary course of business and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability, and personal injury. The Company has determined that it is probable that it has some liability related to such claims. The Company has included legal reserves of $1.0 million as of March 31, 2026 and December 31, 2025, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened ordinary course litigation or claims will have a material adverse effect on the Company's financial position, liquidity, or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's financial position, liquidity, or results of operations in any future reporting.

AmeriCasa Litigation

On March 13, 2026, the Company filed an Original Petition in the District Court of Tarrant County, Texas against the seller entities and certain individuals related to the Company's November 2025 acquisition of substantially all

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

of the assets of AmeriCasa Solutions, LLC and its affiliates. The Company's claims relate principally to alleged misrepresentations and omissions made in connection with the acquisition and to the alleged post-closing misappropriation of receipts attributable to the acquired assets. A description of the proceeding is included in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. For information regarding events occurring subsequent to March 31, 2026 related to this matter, see Note 17 — Subsequent Events.

The litigation is not material to the Company's financial position, liquidity, or results of operations. The Company has not accrued a loss contingency with respect to this matter. The acquired assets remain within the measurement period under ASC 805, Business Combinations, and the Company continues to evaluate the facts and circumstances surrounding the acquisition, including information that may become available through the litigation, for purposes of finalizing its acquisition accounting and assessing recoverability of the acquired assets. An adverse outcome in the litigation, or further developments concerning the underlying facts, could result in an adjustment to the provisional amounts recorded in connection with the acquisition, or both, in a future period. For information regarding receivables and payables between the Company and the Seller arising from post-closing operations of the acquired business, see Note 16 — Related Party Transactions.

14. FAIR VALUE MEASUREMENTS

The Company accounts for its investments and derivative instruments in accordance with the provisions of “ASC 820-10, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

The Company’s financial instruments consist primarily of cash, accounts receivable, consumer loans, MHP Notes, other notes, accounts payable, and lines of credit. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement dates of these instruments. This is considered a Level I valuation technique. The following table shows the estimated fair

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

market value and book value of our consumer loan portfolio, MHP Notes and other notes, net of allowances, loan discount fees and deferred financing fees (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Consumer loan portfolio, fair value	$180,144	$185,985
Consumer loan portfolio, book value	199,325	198,814
Fixed rate MHP Notes, fair value	173,737	182,298
Fixed rate MHP Notes, book value	179,655	186,600
Variable rate MHP Notes, book value	17,340	9,938
Fixed rate other notes, fair value	6,199	5,968
Fixed rate other notes, book value	6,336	6,093
Variable rate other notes, book value	—	—

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

	Three months ended
	March 31,
	2026	2025
Numerator:
Net income (in 000's)	$10,928	$10,276
Denominator:
Basic weighted-average common shares outstanding	23,808,350	24,133,253
Effect of dilutive securities:
Restricted stock	352	224
Stock options	29,628	661,451
Diluted weighted-average common shares outstanding	23,838,330	24,794,928
Earnings per share
Basic	$0.46	$0.43
Diluted	$0.46	$0.41

We repurchased 29,385 shares of common stock for $0.7 million in the open market during the three months ended March 31, 2025. We repurchased 346,406 shares of common stock for $7.6 million in the open market during the year ended December 31, 2025. The November 2022 share repurchase program expired on October 31, 2025.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

On February 6, 2026, the Board of Directors authorized a stock repurchase program (the "Repurchase Program") under which the Company may repurchase up to $10.0 million of its outstanding common stock from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Company's Executive Chairman and Chief Executive Officer, or either of them, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases.

During the three months ended March 31, 2026, the Company repurchased 30,740 shares of its common stock under the Repurchase Program at an aggregate cost of approximately $0.6 million, or an average price of $18.63 per share, leaving approximately $9.4 million available for future repurchases under the Repurchase Program.

Open market repurchases under the Repurchase Program are intended to be made in compliance with the non-exclusive safe harbor conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock, has no expiration date prior to February 28, 2029, and may be suspended, modified or discontinued at any time without prior notice. Shares repurchased under the program will be held as treasury shares. The Company has determined that repurchases under the Repurchase Program are permitted under the terms of its existing bank credit facilities and other indebtedness.

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $0.2 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. Accounts payable balances due to Bell were immaterial as of March 31, 2026 and December 31, 2025, respectively. Home sales to Bell were $1.0 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $0.1 million as of March 31, 2026 and December 31, 2025, respectively. Accounts payable balances due to Shipley were immaterial as of March 31, 2026 and December 31, 2025, respectively. Home sales to Shipley were $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

AmeriCasa Solutions, LLC and its affiliates ("AmeriCasa") are the seller entities from which the Company acquired substantially all of the assets of AmeriCasa's business in November 2025 pursuant to the Asset and Membership Interest Purchase Agreement dated October 30, 2025, as amended. The Company and AmeriCasa continue to reconcile amounts arising from operations of the acquired business between the November 1, 2025 effective date and March 31, 2026. As of March 31, 2026, the Company had recorded approximately $1.0 million in accounts receivable from AmeriCasa, included in accounts receivable, net, and approximately $0.8 million payable to AmeriCasa, included in accrued liabilities, on the accompanying balance sheet. These amounts do not include any amounts held in escrow or subject to purchase-price holdbacks under the Asset and Membership Interest Purchase Agreement. Realization of the recorded receivable and the ultimate amount of any payable to AmeriCasa are subject to the matters described in Note 13 — Commitments and Contingencies and Part II, Item 1 — Legal Proceedings of this Quarterly Report.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 7, 2026, the date these unaudited financial statements were available to be issued. Other than the matter described below, the Company is not aware of any subsequent events that would require recognition or disclosure in these unaudited financial statements.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AmeriCasa Litigation — Subsequent Developments

As described in Note 13 — Commitments and Contingencies and in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, on March 13, 2026, the Company filed an action in the District Court of Tarrant County, Texas against the seller entities and certain individuals related to the Company's November 2025 acquisition of substantially all of the assets of AmeriCasa Solutions, LLC and its affiliates.

On April 7, 2026, the Company filed an Amended Petition and Application for Temporary Restraining Order, Temporary Injunction, and Permanent Injunction. On April 10, 2026, the District Court declined to issue the temporary restraining order, citing the availability of an adequate remedy at law. The Company's application for temporary and permanent injunctive relief, along with its claims for damages and other relief, remains pending.

On April 16, 2026, the seller defendants removed the matter to the Texas Business Court, Eighth Division (Cause No. 26-BC08B-0013), where it is now pending. On April 20, 2026, the seller defendants filed an answer asserting affirmative defenses and counterclaims against the Company. The counterclaims allege breach of contract (including alleged underpayment of the purchase price under the Asset and Membership Interest Purchase Agreement and alleged failure to honor assumed contracts), unjust enrichment, constructive termination of Norman Newton’s employment, and fraud, and seek monetary damages stated as $1.0 million or more, exemplary damages, and attorneys' fees. The Company believes the counterclaims are without merit and intends to defend against them.

The Company does not believe that the counterclaims, even if resolved adversely to the Company, would result in a loss that is material to the Company's financial position, liquidity, or results of operations. The Company has not accrued a loss contingency with respect to the counterclaims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and accompanying notes and the information contained in other sections of this Form 10-Q. It contains forward looking statements that involve risks and uncertainties, and is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those anticipated by our management in these forward looking statements as a result of various factors, including those discussed in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, particularly under the heading “Risk Factors.” Dollar amounts are in thousands unless otherwise noted.

Overview

We build, sell and finance manufactured homes and “Tiny Houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3 1/2 bathrooms. Our homes range in price, at retail, from approximately $47,000 to $200,000. For the three months ended March 31, 2026 and 2025 we sold 312 (consisting of 364 floors) and 350 units (consisting of 427 floors) (which are entire homes or single floors that are combined to create complete homes), respectively.

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

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a large network of independent retail locations, 14 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 14 company-owned retail locations, including 13 Heritage Housing stores and one Tiny House Outlet store exclusively sell our homes. One company-owned location operates under the AmeriCasa name and sells both our homes and those of several other manufacturers.

For the three months ended March 31, 2026, approximately 42% of our manufactured homes were sold in Texas, followed by 7% per-state in North Carolina, Kentucky, and Ohio, 6% in Florida, and 4% per-state in Oklahoma, Georgia, and New Mexico.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

●	We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of March 31, 2026, these properties include the following (in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$26,114	$30,329
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	38 Acres	Various 2018-2019	1,212	2,455	3,667
Johnson County, Texas	91.5 Acres	July 2019	449	(11)	438
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	556	2,106
Richland, Mississippi (1)	22 Acres	February 2024	1,141	554	1,695
Bonham, Texas	124.71 Acres	December 2024 & Sept 2025	1,826	-	1,826
Balch Springs, Texas (2)	7.47 Acres	December 2024 & July 2025	450	-	450
Austin, Texas (Travis County)	1.52 Acres	June 2025	2,077	60	2,137
			$15,073	$29,918	$44,991

(1)	Land and improvement values do not include the value of Company owned homes located in this community.
(2)	Decrease in total land is due to a partial land sale.
●	We also may provide financing solutions to certain manufactured housing community-owner customers in a manner that includes developing new sites for products in or near urban locations where there is a shortage of sites to place our products. These solutions are structured to give us an attractive return on investment when coupled with the gross margin we expect to make on products specifically targeted for sale to these new manufactured housing communities.
●	During the first quarter of 2026, U.S. inflation remained above the Federal Reserve's long-term target. The annual rate of inflation reached 3.3% in March 2026, up from 2.4% in February, due in significant part to a sharp rise in energy prices following geopolitical events in the Middle East, with core inflation (excluding food and energy) at 2.6%. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as raw materials, transportation, and labor. The Federal Reserve held its benchmark interest rate steady at its March 2026 meeting following three rate cuts in late 2025, and average 30-year mortgage rates remained above 6%. Although chattel financing rates for manufactured homes generally move independently of mortgage rates, sustained elevated borrowing costs can affect the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation and elevated borrowing costs on our future profitability.
●	Our financial performance depends on how well we can fulfill orders from dealers and customers for our manufactured homes. Our Georgia facility has room to grow, and with additional investment, we can expand capacity to produce more homes. Sustained growth requires accurate forecasting across several dimensions: the volume of business we pursue and accept, our product mix, production scheduling, and the management of inventory, equipment, and staffing levels. We continue to evaluate both organic expansion and acquisition opportunities to add capacity in regions where demand is strongest.

●	During the first quarter of 2026, the Company received a non-refundable advance deposit of approximately $7.1 million from a single customer in connection with a large order of manufactured homes intended for use as workforce housing. Production of the related units commenced during the first quarter of 2026 and no units had shipped as of March 31, 2026. Deliveries are expected to begin during the second quarter of 2026, with substantially all of the related product sales expected to be recognized during the remainder of 2026 upon delivery and transfer of title of the units. The Company's ability to fulfill this order on schedule depends on production capacity, raw material availability, and other factors discussed elsewhere in this Quarterly Report.
●	During the first quarter of 2026, the Company continued to experience elevated input costs attributable in part to tariffs on imported goods, including goods imported from China. Certain materials and components used in the manufacture of our homes — including electrical fixtures, hardware, appliances, and other finished products — are sourced either directly from China or through domestic suppliers affected by these tariffs. The U.S. tariff environment evolved significantly during the quarter and shortly thereafter. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act ("IEEPA") did not authorize certain of the emergency tariffs imposed in 2025, and U.S. Customs and Border Protection began winding down collection of those duties. The U.S. Trade Representative subsequently initiated new Section 301 investigations in March 2026 that could provide an alternative legal basis for tariffs on imports from China and other trading partners. In addition, effective April 6, 2026, additional Section 232 duties were imposed on aluminum, steel, and copper products and their derivatives, which are inputs used by certain of our suppliers. Pursuant to the November 2025 U.S.–China understanding, the lowered reciprocal tariff rate on Chinese imports has been extended through November 10, 2026, but combined effective rates on most Chinese-origin goods remain materially above pre-2025 levels. The resulting cost pressures have continued to weigh on our gross margins and may continue to do so depending on how these legal and trade-policy developments evolve. Management is taking steps to mitigate these effects through supplier diversification, increased domestic sourcing where practical, and selective price adjustments. The Company is also evaluating its eligibility for refunds of IEEPA duties previously paid in light of the Supreme Court's ruling and the refund procedures recently announced by U.S. Customs and Border Protection. The full impact of the current tariff environment, the outcome of pending Section 301 investigations, and the resolution of refund and litigation matters remain uncertain and could affect our cost structure and profitability in future periods.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended March 31, 2026 and 2025 (in thousands)

	Three months ended
	March 31,
	2026	2025	$ change	% change
Net revenue:
Product sales	$21,550	$24,290	$(2,740)	(11.3)%
Consumer, MHP and dealer loans interest	11,318	10,655	663	6.2%
Other	1,498	725	773	106.6%
Total net revenue	34,366	35,670	(1,304)	(3.7)%
Operating expenses:
Cost of product sales	14,936	17,192	(2,256)	(13.1)%
Cost of other sales	1,201	515	686	133.2%
Selling, general administrative expenses	5,840	6,372	(532)	(8.3)%
Total operating expenses	21,977	24,079	(2,102)	(8.7)%
Income from operations	12,389	11,591	798	6.9%
Other income (expense)
Non‑operating interest income	356	467	(111)	(23.8)%
Miscellaneous, net	307	675	(368)	(54.5)%
Interest expense	(28)	(5)	(23)	460.0%
Total other income	635	1,137	(502)	(44.2)%
Income before income tax expense	13,024	12,728	296	2.3%
Income tax expense	(2,096)	(2,452)	356	(14.5)%
Net income	$10,928	$10,276	$652	6.3%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales and retail store sales. Product sales decreased $2.7 million, or 11.3%, during the three months ended March 31, 2026 as compared to the same period in 2025. This decrease was driven by a decrease in unit volumes shipped, primarily in inventory finance sales.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended March 31, 2026, and 2025:

	Three months ended
	March 31,
	(in thousands)
	2026	2025	$ Change	% Change
Net revenue:
Product Sales	$21,550	$24,290	$(2,740)	(11.3)%
Total units sold	312	350	(38)	(10.9)%
Net revenue per unit sold	$69.1	$69.4	$(0)	(0.5)%

For the three months ended March 31, 2026, our total product sales decreased by 11.3% as compared to the same period in 2025. The decrease was driven by a decline in unit volume of 10.9% (from 350 units in Q1 2025 to 312 units in Q1 2026), while net revenue per unit (in thousands) was essentially flat at $69.1, compared to $69.4 in Q1 2025. The shift in mix toward retail store sales — which generally carry higher per-unit prices — substantially offset the volume decline. We had increases in direct, commercial, retail, and other product sales, which were more than offset by decreases in inventory finance sales. Inventory finance sales decreased $7.6 million, or 68.3% during the three months ended March 31, 2026 as compared to the same period in 2025. Retail sales increased $2.7 million, or 81.1% during the three months ended March 31, 2026 as compared to the same period in 2025. Mobile home park sales increased $0.8 million, or 12.4% during the three months ended March 31, 2026 as compared to the same period in 2025. Direct sales increased $1.2 million, or 80.2% during the three months ended March 31, 2026 as compared to the same period in 2025.

Other product sales increased $0.1 million, or 7.5% during the three months ended March 31, 2026 as compared to the same period in 2025. Our revenue decreased primarily due to a lower volume of unit sales partially offset by an increase in net revenue per unit sold.

Consumer, MHP and dealer loans interest income increased $0.6 million, or 6.2% during the three months ended March 31, 2026 as compared to the same period in 2025, with essentially all of the gain coming from consumer loan portfolio interest as MHP and dealer interest gradually decreased.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, portfolio service revenue, park rental income, storage fees, and other miscellaneous income which increased $0.8 million, or 106.6%, during the three months ended March 31, 2026 as compared to the same period in 2025. This increase was primarily due to a $1 million increase in land sales.

The cost of product sales decreased $2.3 million, or 13.1%, during the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in costs is primarily related to the 11.3% decrease in product sales specifically in the Inventory Finance category. The cost of other sales was $1.2 million during the three months ended March 31, 2026.

Inventories, net increased $10.5 million from $39.9 million at December 31, 2025 to $50.4 million at March 31, 2026, driven primarily by an increase in finished goods inventory. The increase in finished goods inventory reflects, in part, units produced during the first quarter of 2026 in connection with the workforce-housing customer order described above for which deliveries are expected to begin during the second quarter of 2026.

Selling, general and administrative expenses decreased $0.5 million, or 8.3%, during the three months ended March 31, 2026 as compared to the same period in 2025. We had a $0.6 million increase in loan portfolio loss expense, and a $0.1 million increase in property tax expense offset by a $0.7 million decrease in payroll health benefit expense, $0.6 million decrease in payroll corp & general expense, and a $0.2 million decrease in legal expense.

Other income decreased $0.5 million, or 44.2%, during the three months ended March 31, 2026 as compared to the same period in 2025. The majority of the decrease came from a $0.3 million fee a customer paid during the three months ended March 31, 2025 for breaking a contract by not purchasing homes.

Income tax decreased $0.4 million during the three months ended March 31, 2026 as compared to the same period in 2025 due to a decrease in income before tax as well as the purchase of tax credits at a discount during the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 was 16.1% and differs from the federal statutory rate of 21% primarily due to a federal tax credit for energy efficient construction and federal tax credits purchased at a discount by the Company in the three months ending March 31, 2026. The effective tax rate for the three months ended March 31, 2025 was 19.3%.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at March 31, 2026, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. See Lines of Credit, below, for additional information.

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of March 31, 2026, we had approximately $14.1 million in cash, compared to $8.5 million as of December 31, 2025. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Three Months Ended
	March 31,
	(in thousands)
	2026	2025

Net cash provided by operating activities	$6,951	$4,908
Net cash used in investing activities	$(654)	$(1,968)
Net cash used in financing activities	$(664)	$(675)
Net change in cash	$5,633	$2,265
Cash at beginning of period	$8,478	$1,149
Cash at end of period	$14,111	$3,414

Comparison of Cash Flow Activities from March 31, 2025 to March 31, 2026

Net cash provided by operating activities was $7.0 million during the three months ended March 31, 2026, compared to net cash of $4.9 million provided by operating activities during the three months ended March 31, 2025, an increase of approximately $2.1 million. This change was primarily a result of cash provided from net income of $10.9 million augmented by positive non cash adjustments of $1.4 million. Non-cash adjustments included increases to operating cash due to increased depreciation and amortization expense, provision for accounts and notes receivable, and loss from sale of property offset by decreases to operating cash from amortization of deferred revenue and deferred income taxes. Changes in assets and liabilities reduced net cash provided by operations by $5.4 million. Decreases to net cash provided by operations from changes in assets and liabilities were primarily the result of increases to the consumer loan portfolio, notes receivable MHP portfolio, inventories, and other assets, as well as decreases to accounts payable and accrued liabilities and dealer incentive liability. These were offset by a $5.6 million decrease in accounts receivable primarily related to a federal income tax refund, a decrease in the dealer inventory loan portfolio, and a $9.3 million increase in customer deposits. Approximately $7.1 million of the increase in customer deposits was attributable to a non-refundable advance deposit received during the first quarter of 2026 from a single customer in connection with a large order of manufactured homes intended for use as workforce housing. Production of the related units commenced during the first quarter of 2026, no units had shipped as of March 31, 2026, and deliveries are expected to begin during the second quarter of 2026.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2026 compared to $2.0 million net cash used in investing activities for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 was primarily attributable to $1.5 million used in development of property and purchases of machinery and equipment as well as $0.4 million related to the issuance and modification of notes receivable. This was offset by increases to net cash from investing activities of $1.0 million from the sale of property, $0.2 million from notes receivable collections, and $0.1 million from purchased loan collections.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2026 compared to $0.7 million net cash used in financing activities for the three months ended March 31, 2025. Net cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to $0.6 million of stock repurchases and net payments of $0.1 million on lines of credit.

On February 6, 2026, our Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $10.0 million of its outstanding common stock, par value $0.001 per share, from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Company's Executive Chairman and Chief Executive Officer, or either of them, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases. Open market repurchases under the program are intended to be made in compliance with the non-exclusive safe harbor conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the program will be held as treasury shares. The program does not obligate the Company to acquire any particular amount of common stock, has no expiration date prior to February 28, 2029, and may be suspended, modified or discontinued at any time without prior notice. The Company has determined that repurchases under the program are permitted under the terms of its existing bank credit facilities and other indebtedness. During the three months ended March 31, 2026, the Company repurchased 30,740 shares of common stock for $573 under this program. As of March 31, 2026, the Company had a remaining authorization of approximately $9.4 million under this program.

Lines of Credit

On July 28, 2023, the Company entered into a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50 million and an additional $25 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to, (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included in Prepaid Expenses and Other Current Assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended March 31, 2026 and 2025, interest expense under the Revolver was $11 and $0, respectively. The outstanding balance of the Revolver as of March 31, 2026 and December 31, 2025 was $0.9 million and $0, respectively. The interest rate in effect as of March 31, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $49.1 million and $50 million as of March 31, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of March 31, 2026, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of March 31, 2026:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2026	2027 - 2028	2029 - 2030	After 2030
Lines of credit	$899	—	899	—	—
Operating lease obligations	$1,345	386	670	195	94

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $1.4 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expenses as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of March 31, 2026.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our March 31, 2026 Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were not effective as of March 31, 2026, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of March 31, 2026 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 13, 2026, Legacy Housing Corporation (the "Company") filed an Original Petition in the District Court of Tarrant County, Texas, captioned Legacy Housing Corporation v. AmeriCasa Solutions, LLC, et al. (Cause No. 342-375661-26). The defendants are AmeriCasa Solutions, LLC, AmeriCasa Dream Homes, Inc. (f/k/a Mobile Housing of Texas, Inc.), First Home Financial, LLC (f/k/a MHOT Financial, LLC), MHOT Insurance Agency LLC, AmeriCasa Communities LLC, AmeriCasa Asset Management, LLC, and Newton Visioncorp2, LLC (collectively, the "Seller Entities"); Norman Newton, the former principal of the Seller Entities, who served as the Company's Chief Revenue Officer following the closing and resigned from that position effective February 11, 2026; and Gregg T. Reyes. The action arises out of the Company's November 17, 2025 acquisition of substantially all of the assets of the Seller Entities pursuant to an Asset and Membership Interest Purchase Agreement dated October 30, 2025, as amended (the "APA").

On April 7, 2026, the Company filed an Amended Petition and Application for Temporary Restraining Order, Temporary Injunction, and Permanent Injunction (the "Amended Petition"). The Amended Petition added AmeriCasa IP Holdings, LLC as a defendant and seeks, among other things, an order requiring certain of the defendants to account for and segregate specified categories of funds attributable to the acquired assets, including escrow balances, consumer loan payments received on or after November 1, 2025, sales proceeds from inventory at the Houston dealership, insurance commissions, and operational credits.

The Amended Petition asserts claims for fraudulent inducement and fraud, fraud by omission, statutory fraud in a real estate and stock transaction, breach of contract (under both the APA and Mr. Newton's employment agreement with the Company), conversion, money had and received, tortious interference with employment relationships, and declaratory judgment. The Company's claims relate principally to alleged misrepresentations and omissions made in connection with the APA regarding the historical performance and financial condition of the acquired assets and to the alleged post-closing misappropriation of receipts attributable to the acquired assets. The Company seeks monetary damages in excess of $1.0 million, exemplary damages, attorneys' fees, pre- and post-judgment interest, declaratory and injunctive relief, and, in the alternative, specific performance.

On April 10, 2026, the District Court declined to issue the temporary restraining order requested by the Company, citing the availability of an adequate remedy at law. The Company's application for temporary and permanent injunctive relief, along with its claims for damages and other relief, remains pending.

On April 16, 2026, the seller defendants removed the matter to the Texas Business Court, Eighth Division (Cause No. 26-BC08B-0013). On April 20, 2026, the seller defendants filed an answer asserting affirmative defenses and counterclaims against the Company. The counterclaims allege breach of contract (including alleged underpayment of the purchase price under the APA and alleged failure to honor assumed contracts), unjust enrichment, constructive termination of Mr. Newton's employment, and fraud, and seek monetary damages stated as $1.0 million or more, exemplary damages, and attorneys' fees. The Company believes the counterclaims are without merit and intends to defend against them.

The Company believes its claims are meritorious and intends to pursue them. The litigation is in its early stages, and the Company is unable at this time to predict the outcome or to reasonably estimate the amount or range of any potential loss or recovery. An adverse outcome in the litigation, or further developments concerning the underlying facts, could result in an adjustment to the provisional amounts recorded in connection with the acquisition, or both, in a future period. For additional information, see Note 13 — Commitments and Contingencies, Note 16 — Related Party Transactions, and Note 17 — Subsequent Events to the Company's unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, as such factors could materially affect our business, financial condition and future results. The risks described in our Annual Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition or results of operations. There have been no material changes to the risk factors identified in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The following table sets forth information regarding purchases of our common stock by us during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2026	—	$—	—	$—
February 1-28, 2026	—	—	—	—
March 1-31, 2026	30,740	18.63	—	—

(1) The 30,740 shares repurchased during March 2026 were repurchased pursuant to a stock repurchase program approved by the Board of Directors on February 6, 2026 authorizing the repurchase of up to $10.0 million of the Company's outstanding common stock through February 28, 2029. The Repurchase Program had not been publicly announced as of March 31, 2026. As of March 31, 2026, approximately $9.4 million remained available for future repurchases under the Repurchase Program. For additional information, see Note 15 — Earnings Per Share to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits.

Exhibit No.	Description

EXHIBIT 3.3	Bylaws of Legacy Housing Corporation (formerly Legacy Housing Merger Sub, Inc.). (1)

EXHIBIT 3.4	Amendment No. 1 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 3.5	Amendment No. 2 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 3.6	Amendment No. 3 to the Bylaws of Legacy Housing Corporation. (1)

EXHIBIT 3.7	Certificate of Formation of Legacy Housing Corporation (formerly Legacy Housing Merger Sub, Inc.), a Texas for-profit corporation. (3)

EXHIBIT 3.8	Certificate of Merger of Legacy Housing Corporation with and into Legacy Housing Merger Sub, Inc. (3)

EXHIBIT 4.1	Specimen Common Stock Certificate. (4)

EXHIBIT 4.2	Description of Securities of the Registrant. (2)

EXHIBIT 31.1 *	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

EXHIBIT 31.2 *	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

EXHIBIT 32.1 **	Section 1350 Certification of Principal Executive Officer.

EXHIBIT 32.2 **	Section 1350 Certification of Principal Financial Officer.

EXHIBIT 101.INS *	XBRL Instance Document.

EXHIBIT 101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

EXHIBIT 101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT 101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT 101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

EXHIBIT 101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed with this Form 10-Q.

** Furnished with Form 10-Q.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2025.
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.
(3)	Incorporated herein by reference to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2025 filed with the SEC on November 7, 2025.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on November 9, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY HOUSING CORPORATION

Date: May 7, 2026	By:	/s/ KENNETH E. SHIPLEY
Kenneth E. Shipley
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ JON A. LANGBERT
Jon A. Langbert
Chief Financial Officer (Principal Financial and Accounting Officer)