Form 10-Q
period 2026-06-30
Legacy Housing Corp
filed 2026-08-05
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 23,781,601 shares of Common Stock ($0.001 par value) outstanding as of August 5, 2026.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash	$28,965	$8,478
Accounts receivable, net	7,022	5,467
Interest receivable from loan portfolios, net	3,587	3,517
Income tax refund receivable	—	5,617
Dealer financed receivables, net	23,153	26,685
Consumer loans receivable, current portion, net	9,798	9,458
Notes receivable from mobile home parks (“MHP”), current portion, net	61,856	59,632
Other notes receivable, current	1,772	4,868
Inventories, net	43,941	39,853
Prepaid expenses and other current assets	1,150	1,081
Total current assets	181,244	164,656
Property, plant and equipment, net	65,405	60,497
Consumer loans receivable, net	192,376	189,356
Notes receivable from mobile home parks (“MHP”), net	147,161	136,906
Other notes receivable, net	1,476	1,226
Other assets - leased mobile homes	3,166	3,804
ROU assets - operating leases	1,080	1,313
Other assets	15,215	13,911
Deferred income taxes, net	1,348	998
Intangible assets, net	4,713	5,198
Goodwill	2,472	2,472
Total assets	$615,656	$580,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,883	$6,443
Accrued liabilities	17,596	25,063
Customer deposits	12,472	1,764
Escrow liability	14,554	13,109
Operating lease obligation, current	459	479
Total current liabilities	50,964	46,858
Long‑term liabilities:
Operating lease obligation, net	650	860
Lines of credit	—	1,200
Dealer incentive liability	1,800	2,805
Total liabilities	53,414	51,723
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,866,342 issued and 23,781,601 and 23,812,341 outstanding at June 30, 2026 and December 31, 2025, respectively	32	32
Treasury stock at cost, 1,084,741 and 1,054,001 shares at June 30, 2026 and December 31, 2025, respectively	(18,150)	(17,484)
Additional paid-in-capital	182,742	182,857
Retained earnings	397,618	363,209
Total stockholders' equity	562,242	528,614
Total liabilities and stockholders' equity	$615,656	$580,337

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue:
Product sales	$53,760	$38,387	$75,310	$62,677
Consumer, MHP and dealer loans interest	11,474	10,883	22,792	21,538
Other revenue	1,114	891	2,612	1,616
Total net revenue	66,348	50,161	100,714	85,831
Operating expenses:
Cost of product sales	33,521	25,941	48,457	43,133
Cost of other sales	32	628	1,233	1,143
Selling, general and administrative expenses	6,906	5,701	11,357	11,595
Provision for loan loss (income) (1)	(569)	1,074	820	1,552
Total operating expenses	39,890	33,344	61,867	57,423
Income from operations	26,458	16,817	38,847	28,408
Other income (expense):
Non‑operating interest income	218	499	574	966
Miscellaneous, net	(213)	489	95	1,164
Interest expense	(17)	(29)	(46)	(34)
Total other income (loss)	(12)	959	623	2,096
Income before income tax expense	26,446	17,776	39,470	30,504
Income tax expense	(2,965)	(3,081)	(5,061)	(5,533)
Net income	$23,481	$14,695	$34,409	$24,971
Weighted average shares outstanding:
Basic	23,781,601	24,050,252	23,795,389	24,091,086
Diluted	23,813,873	24,600,720	23,826,244	24,648,705
Earnings per share:
Basic	$0.99	$0.61	$1.45	$1.04
Diluted	$0.99	$0.60	$1.44	$1.01

(1)	Provision for loan loss is broken out from SG&A this period. Prior period amounts were reclassified.

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares (1)	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	—	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,866,342	$32	$(10,550)	$182,570	$331,676	$503,728
Share based compensation	—	—	—	174	—	174
Purchase of treasury stock	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	14,695	14,695
Balances, June 30, 2025	24,866,342	$32	$(16,367)	$182,744	$346,371	$512,780

	Common Stock		Treasury	Additional	Retained
	Shares (1)	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2025	23,812,341	$32	$(17,484)	$182,857	$363,209	$528,614
Share based compensation	—	—	—	24	—	24
Purchase of treasury stock	(30,740)	—	(573)	—	—	(573)
Net income	—	—	—	—	10,928	10,928
Balances, March 31, 2026	23,781,601	$32	$(18,057)	$182,881	$374,137	$538,993
Share based compensation	—	—	—	(139)	—	(139)
Purchase of treasury stock	—	—	(93)	—	—	(93)
Net income	—	—	—	—	23,481	23,481
Balances, June 30, 2026	23,781,601	$32	$(18,150)	$182,742	$397,618	$562,242

(1)	Shares are net of treasury shares.

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$34,409	$24,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,355	858
Amortization of deferred revenue	(674)	(709)
Amortization of lines of credit cost	34	—
Provision for accounts and notes receivable	271	1,585
Gain from sale of property	(164)	(92)
Gain on foreclosure of property	—	(329)
Non-cash operating lease expense	—	(9)
Writeoff of investment in Corpus AmeriCasa	560	—
Provision for inventories	(30)	35
Amortization of operating lease right of use asset	233	—
Deferred income taxes	(350)	—
Share based compensation expense	(115)	344
Changes in operating assets and liabilities:
Accounts receivable	3,853	(500)
Interest receivable, net	(283)	—
Consumer loans activity, net	(3,604)	(12,573)
Notes receivable MHP activity, net	(12,069)	3,504
Dealer inventory loan activity, net	3,615	20
Inventories, net	(4,058)	(3,017)
Prepaid expenses and other current assets	(91)	106
Other assets - leased mobile homes	380	271
Other assets	(1,764)	(2,558)
Accounts payable and accrued liabilities	(8,028)	(3,080)
Right of use activity, net	(230)	—
Customer deposits	10,709	489
Escrow liability	1,446	1,553
Dealer incentive liability	(1,006)	101
Net cash provided by operating activities	24,399	10,970
Investing activities:
Purchases of property, plant and equipment	(6,637)	(3,636)
Proceeds from sale of property	1,281	194
Issuance of notes receivable	(752)	(1,336)
Notes receivable collections	3,724	1,574
Purchases of loans	—	(113)
Collections from purchased loans	128	179
Net cash used in investing activities	(2,256)	(3,138)
Financing activities:
Purchases of treasury stock	(666)	(6,492)
Proceeds from lines of credit	26,262	2,544
Payments on lines of credit	(27,252)	(2,402)
Net cash used in financing activities	(1,656)	(6,350)
Net increase in cash	20,487	1,482
Cash at beginning of period	8,478	1,149
Cash at end of period	$28,965	$2,631
Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$—
Cash paid for taxes	$3,598	$5,120

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed on March 12, 2026. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

Segment Reporting

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the co-chief operating decision makers, the Executive Chairman and Chief Executive Officer, and are based upon analyses of our Company as one operating segment.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

balance sheet as net income and total assets, respectively. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The co-CODMs assess our operating and financial performance on a company-wide or consolidated basis.

On July 17, 2026, subsequent to the interim balance sheet, the Executive Chairman notified the Company of his retirement, effective July 21, 2026 (see Note 17 — Subsequent Events), and the Chief Executive Officer became the Company's sole chief operating decision maker. This change did not affect the Company's single reportable segment or the manner in which financial and operating performance is reviewed and resources are allocated.

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

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At June 30, 2026, December 31, 2025, and December 31, 2024, the allowance for doubtful accounts totaled $1.5 million, $1.5 million, and $0.6 million, respectively. At June 30, 2026, December 31, 2025, and December 31, 2024 accounts receivable, net was $7.0 million, $5.5 million, and $4.0 million, respectively.

Interest Receivable from Loan Portfolios

Interest receivable loan portfolios, net relates to accrued interest for consumer loans receivable, notes receivable from mobile home parks, and other notes receivable. The interest accrual is calculated within the Company’s loan management system from the date of last customer payment received through the end of the period. Separately an interest receivable allowance is established for all interest payments past due more than 90 days. The interest receivable is stated net of the allowance. At June 30, 2026, December 31, 2025, and December 31, 2024, the interest receivable, net was $3.6 million, $3.5 million, and $3.3 million, respectively. The interest receivable is stated net of an allowance of $0.9 million and $0.7 million at June 30, 2026 and December 31, 2025, respectively.

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

Future minimum lease income under all operating leases for each of the next five years at June 30, 2026, is as follows (in thousands):

2026	$478
2027	890
2028	734
2029	469
2030	147
Thereafter	84
Total	$2,802

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

The following table summarizes activity within the warranty liability (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$1,527	$2,033	$1,863	$1,950
Product warranty reserve accrued	782	577	931	1,153
Warranty costs incurred	(627)	(490)	(1,112)	(983)
Warranty liability, end of period	$1,682	$2,120	$1,682	$2,120

Intangible Assets

Our intangible assets consist of trade name, internally developed software, customer contracts, and non-compete agreements, are considered finite-lived, and are amortized over their useful lives. Finite-lived intangibles are generally amortized over 1 to 15 years on a straight-line depreciation basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Amortization expenses recognized on intangible assets was $0.2 million and $0.5 million for the three months and six months ended June 30, 2026, respectively. Finite-lived intangibles have a weighted average remaining life of 10.1 years.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table shows the book value of our intangible assets, net of amortization (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Trademarks	$2,810	$2,810
Developed technology	980	980
Noncompete agreement	1,180	1,180
Customer relationships	390	390
Total	5,360	5,360
Less: Accumulated Amortization	(647)	(162)
Total intangible assets	$4,713	$5,198

The following table summarizes future amortization expense related to intangible assets (in thousands):

As of June 30,
Year	2026
2026	$420
2027	580
2028	580
2029	580
2030	547
Thereafter	2,006
Total	$4,713

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants, and nonemployee service providers in the form of stock options, stock, restricted stock, and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At June 30, 2026, the Company had 9.2 million shares available for grant under the Plan.

As of June 30, 2026, stock options to purchase approximately 50,000 shares of common stock were outstanding under the Plan at an exercise price of $19.85, and expire on dates ranging from December 2030 to December 2035, none of which are currently exercisable. Unrecognized compensation expense related to these options at June 30, 2026 was $0.4 million and is expected to be recognized over 7.5 years. Total share-based compensation expense was immaterial for the three and six months ended June 30, 2026 and 2025.

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

Revenue is measured at the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Warranty costs are included in selling, general, and administrative expenses, in the statements of income. Warranty costs were $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Warranty costs were $1.1 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 and 2025, total cost of product sales included $3.0 million and $2.5 million, respectively, consisting of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the six months ended June 30, 2026 and 2025, total cost of product sales included $4.7 million and $4.2 million, respectively, consisting of costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied. Land sales revenue is comprised of sales of land (real property) that was acquired as a result of maintaining or furthering our primary business of producing, selling, and financing manufactured homes. Land sale revenue for the three months ended June 30, 2026 and 2025 were $0.3 million and $0.1 million, respectively. Land sale revenue for the six months ended June 30, 2026 and 2025 were $1.4 million and $0.1 million, respectively.

For the three months ended June 30, 2026, two customers accounted for 41.6% of our total product sales. For the six months ended June 30, 2026, two customers accounted for 29.7% of our total product sales. For the three and six months ended June 30, 2025, there were no customers that accounted for more than 5% of our total product sales.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2026, the Company received a non-refundable advance deposit of approximately $7.1 million from a single customer in connection with a large order of manufactured homes (380 units) intended for use as workforce housing. Production commenced in the first quarter of 2026, and the Company began deliveries during the second quarter of 2026, delivering 113 units and recognizing the related product sales upon delivery and transfer of title. Amounts received in advance of delivery are recorded in customer deposits as deferred revenue. The Company expects to complete deliveries under the contract during the remainder of 2026. In addition, there was a customer with five workforce housing contracts. The company shipped 136 units to the customer and recognized the revenue when the homes shipped. All houses related to the five contracts shipped.

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue (in thousands):

	Three months ended				Six months ended
	June 30,				June 30,
	2026		2025		2026		2025
Product sales:
Direct sales	$1,335	2.0%	$2,225	4.4%	$3,110	3.1%	$3,679	4.3%
Commercial sales	13,186	19.9%	11,724	23.4%	20,108	20.0%	18,519	21.5%
Inventory finance sales	3,610	5.4%	13,668	27.2%	7,055	7.0%	24,724	28.8%
Retail store sales	6,757	10.2%	7,292	14.5%	12,810	12.7%	10,633	12.4%
Workforce Housing (1)	25,510	38.4%	1,061	2.1%	27,217	27.0%	1,172	1.4%
Other product sales (2)	3,362	5.1%	2,417	4.8%	5,010	5.0%	3,950	4.6%
Total product sales	53,760	81.0%	38,387	76.4%	75,310	74.8%	62,677	73.0%
Loan portfolio interest:
Interest - consumer installment notes	6,413	9.7%	5,936	11.8%	12,834	12.7%	11,590	13.5%
Interest - MHP notes	4,284	6.4%	4,208	8.5%	8,429	8.4%	8,431	9.8%
Interest - dealer finance notes	777	1.2%	739	1.5%	1,529	1.5%	1,517	1.8%
Total loan portfolio interest	11,474	17.3%	10,883	21.8%	22,792	22.6%	21,538	25.1%
Other revenue	1,114	1.7%	891	1.8%	2,612	2.6%	1,616	1.9%
Total net revenue	$66,348	100.0%	$50,161	100.0%	$100,714	100.0%	$85,831	100.0%
(1)	In 2026, Workforce Housing is presented as a separate product sales category. Prior-year amounts related to Workforce Housing were reclassified from Direct Sales, Commercial Sales, and Inventory Finance Sales to the Workforce Housing line to conform to the current-year presentation. This reclassification affects presentation only and does not change Total Product Sales or Total Net Revenue.
(2)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of manufactured homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consists of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreement. The average contractual interest rate per loan was approximately 13.1% for June 30, 2026 and December 31, 2025. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $14.6 million and $13.1 million as of June 30, 2026 and December 31, 2025, respectively, and are included in escrow liability in the accompanying balance sheets.

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

The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The Company’s calculation of the general reserve considers the historical loan default rates and collateral recovery rates for the last three years and any qualitative factors both internal and external to the Company. Specific reserves are determined based on analysis of identified loans more than 90 days past due.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $10.7 million and $8.4 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other assets in the accompanying balance sheets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following (in thousands):

	As of June 30,	As of December 31,	As of December 31,
	2026	2025	2024
Consumer loans receivable	$207,062	$203,601	$177,289
Loan discount and deferred financing fees	(2,237)	(2,379)	(2,490)
Allowance for loan losses	(2,651)	(2,408)	(694)
Consumer loans receivable, net	$202,174	$198,814	$174,105

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$3,197	$812	$2,408	$694
Provision for loan losses	(620)	728	321	922
(Charge offs) recoveries	74	(337)	(78)	(413)
Allowance for loan losses, end of period	$2,651	$1,203	$2,651	$1,203

A detailed aging of consumer loans receivable that are past due is as follows (in thousands):

	As of June 30,		As of December 31,
	2026	%	2025	%
Total consumer loans receivable	$207,062	100.0	$203,601	100.0
Past due consumer loans:
31 - 60 days past due	$1,686	0.8	$1,690	0.8
61 - 90 days past due	381	0.2	96	—
91 - 120 days past due	204	0.1	447	0.2
Greater than 120 days past due	2,678	1.3	3,209	1.6
Total past due	$4,949	2.4	$5,442	2.6

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$17,164	$45,251	$28,564	$23,950	$18,515	$68,669	$202,113	97.6%
30-90 days past due	—	925	378	255	233	276	2,067	1.0%
> 90 days past due	—	—	355	204	708	1,615	2,882	1.4%
Total	$17,164	$46,176	$29,297	$24,409	$19,456	$70,560	$207,062	100%

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to manufactured homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 17.5%. The average interest rate per loan was approximately 8.3% as of June 30, 2026 and 8.1% as of December 31, 2025, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual manufactured homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of June 30, 2026, the Company had concentrations of MHP Notes with three independent third parties and their respective affiliates that equated to 23.0%, 10.4%, and 7.0% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.7%, 9.6%, and 7.4% of the principal balance outstanding, all of which were secured by the manufactured homes.

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of June 30, 2026 and December 31, 2025, the MHP Notes balance is presented net of unamortized finance fees of $1.1 million and $1.1 million, respectively. The finance fees are amortized over the life of the MHP Notes. As of June 30, 2026, there were past due balances of $0.4 million on MHP Notes. As of December 31, 2025, there were past due balances of $0.6 million on the MHP Notes.

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

As of June 30, 2026, the Company evaluated the recoverability of the New Note and, based on an analysis of the fair value of the underlying collateral, the current payment status of the borrowers, and other relevant credit quality indicators, determined that a provision for expected loan losses on the New Note was not necessary as of that date. The New Note matured in July 2026 and was not repaid in full at maturity. Subsequent to June 30, 2026, the Company received a principal reduction payment of $2.0 million and agreed with the borrowers to a forbearance and modification of the New Note, including additional collateral and an increased personal guaranty. See Note 17 — Subsequent Events.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of June 30,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$211,509	$199,083	$208,175
Loan discount and deferred financing fees	(1,127)	(1,146)	(1,057)
Allowance for loan losses	(1,365)	(1,399)	(654)
Total	$209,017	$196,538	$206,464

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$1,460	$776	$1,399	$654
Provision for loan losses	(95)	124	(34)	246
Allowance for loan losses, end of period	$1,365	$900	$1,365	$900

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$37,549	$57,296	$71,152	$10,158	$17,198	$11,237	$204,590	96.7%
30-90 days past due	—	2,134	1,286	—	433	—	3,853	1.8%
> 90 days past due	495	890	999	572	—	110	3,066	1.5%
Total	$38,044	$60,320	$73,437	$10,730	$17,631	$11,347	$211,509	100%

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

As of June 30, 2026, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 19.2%, 18.1%, and 17.1% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 54.9%, 10.6%, and 9.2% of the principal balance outstanding, all of which were secured by the manufactured homes.

As of June 30, 2026, and December 31, 2025 there were past due balances of $0.2 million on other notes.

For the three months and six months ended June 30, 2026 and 2025, there were no charge offs recorded for other notes. Allowance for loan loss for the other notes was $0.2 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the impaired balance of other notes was $0.1 million. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of June 30,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$3,478	$6,380	$15,412
Loan discount and deferred financing fees	(66)	(57)	(132)
Allowance for loan losses	(164)	(229)	(364)
Total	$3,248	$6,094	$14,916

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$240	$468	$229	$364
Provision for loan losses	(76)	(36)	(65)	68
Allowance for loan losses, end of period	$164	$432	$164	$432

We evaluate the credit quality of our Other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of Other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of June 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$629	$1,447	$120	$25	$—	$22	$2,243	64.5%
30-90 days past due	—	—	—	—	—	—	—	—
> 90 days past due	—	286	—	949	—	—	1,235	35.5%
Total	$629	$1,733	$120	$974	$—	$22	$3,478	100%

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

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following (in thousands):

	As of June 30,	As of December 31,	As of December 31,
	2026	2025	2024
Outstanding principal balance	$24,788	$28,403	$32,779
Allowance for loan losses	(1,635)	(1,718)	(194)
Total	$23,153	$26,685	$32,585

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$1,843	$200	$1,718	$194
Provision for loan losses	(208)	95	(83)	101
Allowance for loan losses, end of period	$1,635	$295	$1,635	$295

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

We evaluate the credit quality of our dealer financed receivables based on the length of time the Company’s collateral has remained unsold by the dealer in dealer inventory. This table reflects the age of the loan receivable due (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Total	% of Portfolio
< 1 year on lot	$5,607	$4,803	$—	$—	$—	$10,410	42.0
1-2 years on lot	—	4,861	3,451	—	—	8,312	33.5
2-3 years on lot	—	—	2,242	1,487	—	3,729	15.0
> 3 years on lot	—	—	—	874	1,463	2,337	9.5
Total	$5,607	$9,664	$5,693	$2,361	$1,463	$24,788	100.0

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Raw materials	$12,193	$12,595
Work in progress	501	494
Finished goods, net	31,247	26,764
Total	$43,941	$39,853

Finished goods includes an allowance of $529 and $559 as of June 30, 2026 and December 31, 2025, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Land	$19,690	$20,800
Buildings and leasehold improvements	14,856	14,772
Construction in Progress	34,917	28,423
Vehicles	1,594	1,594
Machinery and equipment	7,446	7,393
Furniture and fixtures	338	338
Total	78,841	73,320
Less accumulated depreciation	(13,436)	(12,823)
Total property, plant and equipment	$65,405	$60,497

Depreciation expense was $0.4 million for the three months ended June 30, 2026 and 2025, and includes depreciation expense for leased manufactured homes. Depreciation expense also includes $0.2 million as a component of cost of product sales for the three months ended June 30, 2026 and 2025. Depreciation expense was $0.8 million for the six months ended June 30, 2026 and 2025, and includes depreciation expense for leased manufactured homes. Depreciation expense also includes $0.5 million and $0.3 million as a component of cost of product sales for the six months ended June 30, 2026 and 2025 respectively. Land includes foreclosed property of $5.5 million and $6.6 million as of June 30, 2026 and December 31, 2025, respectively, which was collateral for MHP and Other notes.

9. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid rent	$588	$588
Repossessed homes	14,627	12,763
Investment in Corpus AmeriCasa	—	560
Total	$15,215	$13,911

Repossessed homes, net of allowances, as of June 30, 2026 include $10.7 million for homes repossessed from the consumer loan portfolio, $1.8 million for homes repossessed from the MHP loan portfolio, and $2.2 million for homes repossessed from dealers. Repossessed homes, net of allowances, as of December 31, 2025 include $8.4 million for homes repossessed from the consumer loan portfolio, $1.8 million for homes repossessed from the MHP loan portfolio, and $2.4 million for homes repossessed from dealers.

The Company also held a 28.75% equity interest in Corpus AmeriCasa, an entity affiliated with AmeriCasa, which was included in other assets at approximately $0.6 million as of December 31, 2025. As of June 30, 2026, the Company determined that this investment was not recoverable and wrote down its entire carrying value to zero as a non-operating expense.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Warranty reserve	$1,682	$1,863
Litigation reserve	875	970
Payroll	1,365	1,768
Portfolio taxes and title	1,994	1,603
Property tax	770	1,123
Dealer rebates	557	919
Sales tax	581	282
Federal and state income taxes	3,793	10,942
Unclaimed Property	2,134	2,015
Other	3,845	3,578
Total accrued liabilities	$17,596	$25,063

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

For the three months ended June 30, 2026 and 2025, interest expense under the Revolver was $0 and $3 thousand respectively. For the six months ended June 30, 2026 and 2025, interest expense under the Revolver was $11 thousand and $3 thousand, respectively The outstanding balance of the Revolver as of June 30, 2026 and December 31, 2025 was $0. The interest rate in effect as of June 30, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $50 million as of June 30, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2026, the Company was in compliance with all financial covenants, including that it maintains a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

12. INCOME TAXES

The provision for income tax expense for the three months ended June 30, 2026 and 2025 was $3.0 million and $3.1 million, respectively. The Company's effective tax rate for the three month periods ended June 30, 2026 and June 30, 2025 was 11.2% and 17.3%, respectively. The primary drivers of the variance from the federal statutory tax rate for the three month period ended June 30, 2026 were discrete activity related to the release of uncertain tax benefits, Federal Energy Efficient Home Improvement credit, and the discount on transferable tax credits. The primary driver of the

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

variance from the federal statutory tax rate for the three month period ended June 30, 2025 was the Federal Energy Efficient Home Improvement credit, which was partially offset by state income taxes.

The provision for income tax expense for the six months ended June 30, 2026 and 2025 was $5.1 million and $5.5 million, respectively. The Company's effective tax rate for the six month period ended June 30, 2026 and June 30, 2025 was 12.8% and 18.1%, respectively. The primary drivers of the variance from the federal statutory tax rate for the six month period ended June 30, 2026 were discrete activity related to the release of uncertain tax benefits, Federal Energy Efficient Home Improvement credit, and the discount on transferable tax credits. The primary driver of the variance from the federal statutory tax rate for the six month period ended June 30, 2025 was the Federal Energy Efficient Home Improvement credit, which was partially offset by state income taxes.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of June 30, 2026 and December 31, 2025, the Company accrued a $0.2 million and $0.8 million liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheet.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $0.5 million and $0.8 million at June 30, 2026 and December 31, 2025 respectively without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of June 30, 2026 and December 31, 2025.

Leases

The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million respectively. Rent expense for the six months ended June 30, 2026 and 2025 was $0.3 million. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three and six months ended June 30, 2026 and 2025 was immaterial.

Legal Matters

Legal Proceedings

The Company is party to certain legal proceedings that arise in the ordinary course of business and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability, and personal injury. The Company has determined that it is probable that it has some liability related to such claims. The Company has included legal reserves of $0.9 million and $1.0 million as of June 30, 2026 and December 31, 2025 respectively, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened ordinary course litigation or claims will have a material adverse effect on the Company's financial position, liquidity, or results of operations. However, future events or

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's financial position, liquidity, or results of operations in any future reporting.

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

14. FAIR VALUE MEASUREMENTS

The Company accounts for its investments and derivative instruments in accordance with the provisions of “ASC 820-10”, Fair Value Measurement, which among other things provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurement) and the lowest priority to unobservable inputs (Level III measurements). The three levels of fair value hierarchy under ASC 820-10, Fair Value Measurement, are as follows:

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

dates of these instruments. This is considered a Level I valuation technique. The following table shows the estimated fair market value and book value of our consumer loan portfolio, MHP Notes and other notes, net of allowances, loan discount fees and deferred financing fees (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Consumer loan portfolio, fair value	$182,997	$185,985
Consumer loan portfolio, book value	202,174	198,814
Fixed rate MHP Notes, fair value	177,806	182,298
Fixed rate MHP Notes, book value	186,864	186,600
Variable rate MHP Notes, book value	22,153	9,938
Fixed rate other notes, fair value	3,062	5,968
Fixed rate other notes, book value	3,248	6,093

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (in 000's)	$23,481	$14,695	$34,409	$24,971
Denominator:
Basic weighted-average common shares outstanding	23,781,601	24,050,252	23,795,389	24,091,086
Effect of dilutive securities:
Restricted stock	662	301	457	337
Stock options	31,610	550,167	30,398	557,282
Diluted weighted-average common shares outstanding	23,813,873	24,600,720	23,826,244	24,648,705
Earnings per share
Basic	$0.99	$0.61	$1.45	$1.04
Diluted	$0.99	$0.60	$1.44	$1.01

We repurchased 29,385 shares of common stock for $0.7 million in the open market during the three months ended March 31, 2025. We repurchased 260,635 shares of common stock for $5.8 million in the open market during the three months ended June 30, 2025. We repurchased 56,386 shares of common stock for $1.1 million in the open market during the three months ended December 31, 2025. We repurchased a total of 346,406 shares of common stock for $7.6 million in the open market during the year ended December 31, 2025. The November 2022 share repurchase program expired on October 31, 2025.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

On February 6, 2026, the Board of Directors authorized a new stock repurchase program (the "Repurchase Program") under which the Company may repurchase up to $10.0 million of its outstanding common stock from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Company's Executive Chairman and Chief Executive Officer, or either of them, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases.

During the six months ended June 30, 2026, the Company repurchased 30,740 shares of its common stock under the Repurchase Program at an aggregate cost of approximately $0.7 million, or an average price of $21.66 per share, of which none were made in the three months ended June 30, 2026, leaving approximately $9.3 million available for future repurchases under the Repurchase Program.

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

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $0.4 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. Home sales to Bell were $0.7 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. Home sales to Bell were $1.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $0.2 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. Home sales to Shipley were $0.4 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Home sales to Shipley were $0.5 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

AmeriCasa Solutions, LLC and its affiliates ("AmeriCasa") are the seller entities from which the Company acquired substantially all of the assets of AmeriCasa's business in November 2025 pursuant to the Asset and Membership Interest Purchase Agreement dated October 30, 2025, as amended. The Company and AmeriCasa continue to reconcile amounts arising from operations of the acquired business between the November 1, 2025 effective date and June 30, 2026. As of June 30, 2026, the Company had recorded approximately $1.0 million in accounts receivable from AmeriCasa, included in accounts receivable, net, and approximately $0.8 million payable to AmeriCasa, included in accrued liabilities, on the accompanying balance sheet. These amounts do not include any amounts held in escrow or subject to purchase-price holdbacks under the Asset and Membership Interest Purchase Agreement. Realization of the recorded receivable and the ultimate amount of any payable to AmeriCasa are subject to the matters described in Note 13 — Commitments and Contingencies and Part II, Item 1 — Legal Proceedings of this Quarterly Report.

The Company also held a 28.75% equity interest in Corpus AmeriCasa, an entity affiliated with AmeriCasa, which was included in other assets at approximately $0.6 million as of December 31, 2025. As of June 30, 2026, the Company determined that this investment was not recoverable and wrote down its entire carrying value to zero. See Note 9 — Other Assets.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued.

Retirement of Executive Chairman

On July 17, 2026, Curtis D. Hodgson notified the Company of his decision to retire from his positions as Executive Chairman and as a member of the Board of Directors, effective July 21, 2026. The Company reported Mr. Hodgson's retirement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2026, which included Mr. Hodgson's related correspondence as an exhibit. The Board of Directors has not yet named a successor Chairman or appointed a replacement director, and the timing of any such action has not been determined. Kenneth E. Shipley continues as Chief Executive Officer and, following Mr. Hodgson's retirement, serves as the Company's sole chief operating decision maker.

Mobile Home Park Note — Subsequent Maturity and Modification

The New Note described in Note 4, with an outstanding principal balance of approximately $48.6 million at June 30, 2026, matured in July 2026 and was not repaid in full at maturity. Subsequent to June 30, 2026, the Company received a principal reduction payment of $2.0 million and agreed with the borrowers to a forbearance and modification of the New Note that provides for a 90-day forbearance period followed by an 18-month interest-only period (subject to a further six-month extension) and, thereafter, amortizing principal and interest payments at a market-based variable rate. The modification also includes additional collateral consisting of a manufactured housing community in Mississippi valued at approximately $4.0 million and an increased personal guaranty. The Company does not currently expect to recognize a loss with respect to the New Note. The Company is finalizing the definitive loan documentation.

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

Overview

For the three months ended June 30, 2026, total net revenue was $66.3 million, an increase of 32.3% over the same period in 2025, and net income was $23.5 million, or $0.99 per diluted share, compared to net income of $14.7 million, or $0.60 per diluted share, in the prior-year quarter. Overall net income increased $8.8 million for the quarter, up 59.8%. The increase was driven primarily by a 40.0% increase in product sales, reflecting the commencement of deliveries under a large workforce-housing order that contributed approximately $25.5 million of product sales during the quarter, partially offset by lower inventory finance sales. For the six months ended June 30, 2026, total net revenue was $100.7 million and net income was $34.4 million, or $1.44 per diluted share. We ended the quarter with $29.0 million of cash and no borrowings outstanding under our $50.0 million revolving credit facility. Gross margin during the quarter benefited from approximately $0.7 million of tariff refunds, although uncertainty regarding future tariff levels remains. We continue to see growing demand for workforce housing across our markets and view our ability to recruit and retain trained labor as our principal near-term constraint on growth.

We build, sell and finance manufactured homes and “Tiny Houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3½ bathrooms. Our homes range in price, at retail, from approximately $47,000 to $200,000. For the three months ended June 30, 2026 and 2025 we sold 718 (consisting of 774 floors) and 564 units (consisting of 697 floors) (which are entire homes or single floors that are combined to create complete homes), respectively. For the six months ended June 30, 2026 and 2025 we sold 1,030 (consisting of 1,138 floors) and 914 units (consisting of 1,124 floors), respectively.

We believe our Company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens. While substantially all of the homes we sell are constructed at our three manufacturing facilities, we also purchase a limited number of homes at wholesale from third-party manufacturers for resale. These purchased homes have historically represented approximately 50 units per quarter but exceeded 100 units during the three months ended June 30, 2026.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a large network of independent retail locations, 14 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 14 company-owned retail locations consist of 13 Heritage Housing stores, which exclusively sell our homes, and one location that operates under the AmeriCasa name and sells both our homes and those of several other manufacturers.

For the six months ended June 30, 2026, approximately 65% of our manufactured homes were sold in Texas, followed by 4% per state in Ohio and Georgia, and 3% per state in Oklahoma, North Carolina, Kansas, Florida, and Illinois. The remaining 12% sold are from thirteen other states.

We offer three types of financing solutions to our customers. We provide inventory financing for our independent retailers who purchase homes from us and then sell them to consumers. We provide consumer financing for our products which are sold to end-users through both independent and company-owned retail locations. We also provide financing solutions to manufactured housing community owners that buy our products for use in their communities. Our ability to offer competitive financing options at our retail locations provides us with several competitive advantages and allows us to capture sales which may not have otherwise occurred without our ability to offer consumer financing.

Management Transition

On July 17, 2026, Curtis D. Hodgson notified the Company of his decision to retire from his positions as Executive Chairman and as a member of the Board of Directors, effective July 21, 2026 at 5:00 p.m. Central Time. The Board of Directors has not yet named a successor Chairman or appointed a replacement director, and the timing of any such action has not been determined. Kenneth E. Shipley continues to serve as the Company’s Chief Executive Officer. Prior to Mr. Hodgson’s retirement, Mr. Hodgson and Mr. Shipley together served as the Company’s co-chief operating decision makers; following his retirement, Mr. Shipley serves as the Company’s sole chief operating decision maker. This change did not affect the Company’s single reportable segment or the manner in which the Company reviews financial and operating performance and allocates resources. The Company does not expect Mr. Hodgson’s retirement to have a material effect on its results of operations, financial position, or liquidity. See Note 1 — Nature of Operations (Segment Reporting) and Note 17 — Subsequent Events.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

During the second quarter of 2026, U.S. inflation remained above the Federal Reserve's long-term target but moderated late in the quarter. After rising to a three-year high of 4.2% in May 2026 — driven in significant part by a sharp increase in energy prices following geopolitical events in the Middle East — the annual rate of inflation eased to 3.5% in June 2026 as energy prices declined, with core inflation (excluding food and energy) at 2.6%. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as raw materials, transportation, and labor. The Federal Reserve held its benchmark interest rate steady at its June 2026 meeting, and average 30-year mortgage rates remained above 6%. Although chattel financing rates for manufactured homes generally move independently of mortgage rates, sustained elevated borrowing costs can affect the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation and elevated borrowing costs on our future profitability.

Our financial performance depends on how well we can fulfill orders from dealers and customers for our manufactured homes. Our Georgia facility has room to grow, and with additional investment we can expand capacity to produce more homes. Given the strength of our balance sheet and our sustained profitability, we believe we are well positioned to fund that growth; our most significant near-term constraint is securing and retaining enough trained labor to meet demand — a challenge that would intensify if we are successful in converting a meaningful portion of our current workforce-housing opportunities. To address this, management is implementing new recruiting and retention programs intended to expand and stabilize our skilled workforce. Sustained growth also requires accurate forecasting across several dimensions: the volume of business we pursue and accept, our product mix, production scheduling, and the management of inventory, equipment, and staffing levels. We continue to evaluate both organic expansion and acquisition opportunities to add capacity in regions where demand is strongest.

During the first quarter of 2026, the Company received a non-refundable advance deposit of approximately $7.1 million from a single customer in connection with a large order of manufactured homes intended for use as workforce housing. The order covers a total of 380 units. Amounts received from the customer are recorded as customer deposits until the related units are delivered, at which point the corresponding product sales are recognized. Production commenced during the first quarter of 2026 and continued during the second quarter, and the Company began deliveries during the second quarter of 2026, shipping 113 units during the quarter. The Company expects to complete deliveries under the contract during the remainder of 2026. Workforce housing is receiving significant attention across our market areas, and given the number of projects currently underway or planned in those areas, we believe there is a meaningful opportunity for additional orders of this type. The Company's ability to fulfill this order, and any future orders, on schedule depends on production capacity, the availability of trained labor, raw material availability, and other factors discussed elsewhere in this Quarterly Report.

During the second quarter of 2026, the Company continued to incur elevated input costs attributable in part to tariffs on imported goods, including goods imported from China. Certain materials and components used in the manufacture of our homes — including electrical fixtures, hardware, appliances, and other finished products — are sourced either directly from China or through domestic suppliers affected by these tariffs. In contrast to the significant volatility in tariff rates during the first half of 2025, rates remained essentially stable between the first and second quarters of 2026, which improved our ability to forecast input costs. The U.S. tariff environment nonetheless continued to evolve. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) did not authorize certain of the emergency tariffs imposed in 2025, and U.S. Customs and Border Protection began winding down collection of those duties. The U.S. Trade Representative subsequently initiated new Section 301 investigations in March 2026 that could provide an alternative legal basis for tariffs on imports from China and other trading partners. In addition, effective April 6, 2026, additional Section 232 duties were imposed on aluminum, steel, and copper products and their derivatives, which are inputs used by certain of our suppliers. Pursuant to the November 2025 U.S.–China understanding, the lowered reciprocal tariff rate on Chinese imports has been extended through November 10, 2026, but combined effective rates on most Chinese-origin goods remain materially above pre-2025 levels. During the second quarter, the Company applied for and received tariff refunds of approximately $0.7 million from U.S. Customs and Border Protection in connection with the IEEPA ruling, which benefited gross margin during the quarter. Notwithstanding these refunds and the recent stability in rates, considerable uncertainty remains as to the ultimate level and legal basis of tariffs, and the resulting cost pressures may continue to weigh on our gross margins depending on how these legal and trade-policy developments evolve. Management continues to take steps to mitigate these effects through supplier diversification, increased domestic sourcing where practical, and selective price adjustments.

We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of June 30, 2026, these properties include the following (in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,215	$31,104	$35,319
Bexar County, Texas	69 Acres	November 2018	842	138	980
Horseshoe Bay, Texas	38.5 Acres	Various 2018-2019	1,219	2,456	3,675
Johnson County, Texas	91.5 Acres	July 2019	449	(11)	438
Venus, Texas	50 Acres	August 2019	422	52	474
Wise County, Texas	81.5 Acres	September 2020	889	-	889
Bexar County, Texas	233 Acres	February 2021	1,550	556	2,106
Richland, Mississippi (1)	22 Acres	February 2024	1,141	554	1,695
Bonham, Texas	124.71 Acres	December 2024 & Sept 2025	1,826	-	1,826
Balch Springs, Texas (2)	7.47 Acres	December 2024 & July 2025	450	-	450
Austin, Texas (Travis County)	1.52 Acres	June 2025	2,077	60	2,137
			$15,080	$34,909	$49,989

(1)	Land and improvement values do not include the value of Company owned homes located in this community.
(2)	Decrease in total land is due to a partial land sale.

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

Comparison of Three Months ended June 30, 2026 and 2025 (in thousands)

	Three months ended
	June 30,
	2026	2025	$ change	% change
Net revenue:
Product sales	$53,760	$38,387	$15,373	40.0%
Consumer, MHP and dealer loans interest	11,474	10,883	591	5.4%
Other	1,114	891	223	25.0%
Total net revenue	66,348	50,161	16,187	32.3%
Operating expenses:
Cost of product sales	33,521	25,941	7,580	29.2%
Cost of other sales	32	628	(596)	(94.9)%
Selling, general and administrative expenses	6,906	5,701	1,205	21.1%
Provisions for loan loss (income)	(569)	1,074	(1,643)	(153.0)%
Total operating expenses	39,890	33,344	6,546	19.6%
Income from operations	26,458	16,817	9,641	57.3%
Other income (expense)
Non‑operating interest income	218	499	(281)	(56.3)%
Miscellaneous, net	(213)	489	(702)	(143.5)%
Interest expense	(17)	(29)	12	(41.4)%
Total other income (loss)	(12)	959	(971)	(101.2)%
Income before income tax expense	26,446	17,776	8,670	48.8%
Income tax expense	(2,965)	(3,081)	116	(3.8)%
Net income	$23,481	$14,695	$8,786	59.8%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales, retail store sales and workforce housing sales. Product sales increased $15.4 million, or 40.0%, during the three months ended June 30, 2026 as compared to the same period in 2025. This increase was driven primarily by the commencement of deliveries under the workforce-housing order described above, together with higher commercial sales, partially offset by lower inventory finance sales.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended June 30, 2026 and 2025:

	Three months ended
	June 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net revenue:
Product Sales	$53,760	$38,387	$15,373	40.0%
Total units sold	718	564	154	27.3%
Net revenue per unit sold	$74.9	$68.1	$6.8	10.0%

For the three months ended June 30, 2026, our total product sales increased by 40.0% as compared to the same period in 2025. The increase reflected both an increase in unit volume of 27.3% (from 564 units in Q2 2025 to 718 units in Q2 2026) and an increase in net revenue per unit to $74.9 thousand from $68.1 thousand in Q2 2025, the latter driven by a shift in product mix. The most significant driver was the commencement of deliveries under the workforce-housing order, which contributed $25.5 million of product sales in the quarter, compared to $1.1 million in the prior-year period. Mobile home park (commercial) sales increased $1.5 million, or 12.5%, and other product sales increased $0.9 million, or 39.1%. These increases were partially offset by inventory finance sales, which decreased $10.1 million, or 73.6%, direct sales, which decreased $0.9 million, or 40.0%, and retail store sales, which decreased $0.5 million, or 7.3%, each during the three months ended June 30, 2026 as compared to the same period in 2025.

Consumer, MHP and dealer loans interest income increased $0.6 million, or 5.4%, during the three months ended June 30, 2026 as compared to the same period in 2025, with the increase driven primarily by consumer loan portfolio interest.

Other revenue primarily consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, portfolio service revenue, park rental income, storage fees, and other miscellaneous income, which increased $0.2 million, or 25.0%, during the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher land sales associated with the sale of a small land parcel in Celina, TX.

The cost of product sales increased $7.6 million, or 29.2%, during the three months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of the increase in units sold, including deliveries under the workforce-housing order. The cost of other sales decreased $0.6 million, or 94.9%, during the three months ended June 30, 2026 as compared to the same period in 2025.

Inventories, net increased $4.1 million from $39.9 million at December 31, 2025 to $43.9 million at June 30, 2026, driven primarily by an increase in finished goods inventory to support continued production, including units remaining to be delivered under the workforce-housing order described above.

Selling, general and administrative expenses increased $1.2 million, or 21.1%, during the three months ended June 30, 2026 as compared to the same period in 2025. The increase was driven primarily by a $0.9 million increase in professional and consulting fees, a $0.2 million increase in Heritage Housing payroll, a $0.2 million increase in service and warranty costs, and a combined $0.3 million increase in corporate general payroll and healthcare benefits expense, partially offset by a $0.3 million decrease in incentive compensation and a $0.1 million decrease in property tax.

Other income (expense) decreased $1.0 million, or 101.2%, during the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to lower non-operating interest income and increased non-operating expense associated with the write-off of a partial ownership interest in a mobile home park located in Corpus Christi, Texas.

During the second quarter of 2026, the Company began presenting provision for loan loss as a separate line item, previously included in selling, general and administrative expenses. Provision for loan loss was $(0.6) million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively.

Income tax expense decreased $0.1 million during the three months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was 11.2%, compared to 17.3% for the same period in 2025, and differs from the federal statutory rate of 21% primarily due to the federal energy-efficient-home tax credit and the reversal of certain uncertain tax position accruals during the quarter.

Comparison of Six Months ended June 30, 2026 and 2025 (in thousands)

	Six months ended
	June 30,
	2026	2025	$ change	% change
Net revenue:
Product sales	$75,310	$62,677	$12,633	20.2%
Consumer, MHP and dealer loans interest	22,792	21,538	1,254	5.8%
Other revenue	2,612	1,616	996	61.6%
Total net revenue	100,714	85,831	14,883	17.3%
Operating expenses:
Cost of product sales	48,457	43,133	5,324	12.3%
Cost of other sales	1,233	1,143	90	7.9%
Selling, general and administrative expenses	11,357	11,595	(238)	(2.1)%
Provisions for loan loss	820	1,552	(732)	(47.2)%
Total operating expenses	61,867	57,423	4,444	7.7%
Income from operations	38,847	28,408	10,439	36.7%
Other income (expense)
Non‑operating interest income	574	966	(392)	(40.6)%
Miscellaneous, net	95	1,164	(1,069)	(91.8)%
Interest expense	(46)	(34)	(12)	35.3%
Total other income	623	2,096	(1,473)	(70.3)%
Income before income tax expense	39,470	30,504	8,966	29.4%
Income tax expense	(5,061)	(5,533)	472	(8.5)%
Net income	$34,409	$24,971	$9,438	37.8%

Product sales increased $12.6 million, or 20.2%, during the six months ended June 30, 2026 as compared to the same period in 2025. This increase was driven primarily by the commencement of deliveries under the workforce-housing order and by higher commercial and retail store sales, partially offset by lower inventory finance sales.

Net revenue attributable to our factory-built housing consisted of the following during the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	($ in thousands)
	2026	2025	$ Change	% Change
Net revenue:
Product Sales	$75,310	$62,677	$12,633	20.2%
Total units sold	1,030	914	116	12.7%
Net revenue per unit sold	$73.1	$68.6	$4.5	6.6%

For the six months ended June 30, 2026, product sales increased $12.6 million, or 20.2%, reflecting a 12.7% increase in units sold and a 6.6% increase in net revenue per unit, the latter driven by a shift in mix toward higher-value units, including units delivered under the workforce-housing order. The commencement of deliveries under that order contributed $27.2 million of product sales, compared to $1.2 million in the prior-year period. Commercial sales increased $1.6 million, or 8.6%, retail store sales increased $2.2 million, or 20.5%, and other product sales increased $1.1 million, or 26.8%. These increases were partially offset by inventory finance sales, which decreased $17.7 million, or 71.5%, and direct sales, which decreased $0.6 million, or 15.5%, each during the six months ended June 30, 2026 as compared to the same period in 2025.

Consumer, MHP and dealer loans interest income increased $1.3 million, or 5.8%, during the six months ended June 30, 2026 as compared to the same period in 2025, with the increase driven primarily by consumer loan portfolio interest, while MHP and dealer interest were essentially flat.

Other revenue increased $1.0 million, or 61.6%, during the six months ended June 30, 2026 as compared to the same period in 2025. This increase was primarily due to a $1 million increase in land sales compared to the same period in 2025.

The cost of product sales increased $5.3 million, or 12.3%, during the six months ended June 30, 2026 as compared to the same period in 2025, primarily as a result of the increase in units sold, including deliveries under the workforce-housing order. The cost of other sales was $1.2 million during the six months ended June 30, 2026.

Inventories, net increased $4.1 million from $39.9 million at December 31, 2025 to $43.9 million at June 30, 2026, driven primarily by an increase in finished goods inventory to support continued production, including units remaining to be delivered under the workforce-housing order described above.

Selling, general and administrative expenses decreased $0.2 million, or 2.1%, during the six months ended June 30, 2026 as compared to the same period in 2025. Increases in Heritage Housing payroll $0.5 million, professional and consulting fees $0.6 million, and depreciation and amortization $0.3 million were substantially offset by decreases in payroll-related healthcare costs $0.5 million, corporate and general payroll $0.4 million, payroll incentive compensation $0.5 million, and service and warranty costs $0.2 million.

Other income (expense) decreased $1.5 million, or 70.3%, during the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to lower miscellaneous income (including a $0.3 million contract cancellation fee received during the six months ended June 30, 2025) and lower non-operating interest income.

Provisions for loan loss were $0.8 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

Income tax expense decreased $0.5 million during the six months ended June 30, 2026 as compared to the same period in 2025. The effective tax rate for the six months ended June 30, 2026 was 12.8%, compared to 18.1% for the same period in 2025, and differs from the federal statutory rate of 21% primarily due to the federal energy-efficient-home tax credit and the reversal of certain uncertain tax position accruals.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at June 30, 2026, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. See Lines of Credit, below, for additional information.

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of June 30, 2026, we had approximately $29.0 million in cash, compared to $8.5 million as of December 31, 2025. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Six Months Ended
	June 30,
	(in thousands)
	2026	2025

Net cash provided by operating activities	$24,399	$10,970
Net cash used in investing activities	$(2,256)	$(3,138)
Net cash used in financing activities	$(1,656)	$(6,350)
Net change in cash	$20,487	$1,482
Cash at beginning of period	$8,478	$1,149
Cash at end of period	$28,965	$2,631

Comparison of Cash Flow Activities from June 30, 2025 to June 30, 2026

Net cash provided by operating activities was $24.4 million during the six months ended June 30, 2026, compared to net cash of $11.0 million provided by operating activities during the six months ended June 30, 2025, an increase of approximately $13.4 million. This change was primarily a result of cash provided from net income of $34.4 million, increased by non-cash adjustments of $1.1 million. Non-cash adjustments included increases to operating cash from depreciation and amortization expense, the provision for accounts and notes receivable, and the writeoff of investment in Corpus AmeriCasa, offset by decreases from amortization of deferred revenue, Loss from sale of property, deferred income taxes, and share based compensation expense. Changes in operating assets and liabilities reduced net cash provided by operations by $11.1 million, primarily as a result of increases in the consumer loan portfolio, notes receivable MHP portfolio, inventory, and other assets, together with decreases in accounts payable and accrued liabilities and the dealer incentive liability. These were partially offset by a $3.9 million decrease in accounts receivable, primarily related to a federal income tax refund, a decrease in the dealer inventory loan portfolio, and a $10.7 million increase in customer deposits. Approximately $7.1 million of the increase in customer deposits was attributable to a non-refundable advance deposit received during the first quarter of 2026 from a single customer in connection with a large order of manufactured homes intended for use as workforce housing; deliveries under that order commenced during the second quarter of 2026.

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2026 compared to $3.1 million net cash used in investing activities for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 was primarily attributable to $6.6 million used in development of property and purchases of machinery and equipment, as well as $0.8 million related to the issuance and modification of notes receivable. This was offset by increases to net cash from investing activities of $1.3 million from the sale of property, $3.7 million from notes receivable collections, and $0.1 million from purchased loan collections.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2026 compared to $6.4 million net cash used in financing activities for the six months ended June 30, 2025. Net cash used in financing activities for the six months ended June 30, 2026 was primarily attributable to $0.7 million of stock repurchases and net payments of $1.0 million on lines of credit.

On February 6, 2026, our Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $10.0 million of its outstanding common stock, par value $0.001 per share, from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Company's Executive Chairman and Chief Executive Officer, or either of them, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases. Open market repurchases under the program are intended to be made in compliance with the non-exclusive safe harbor conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the program will be held as treasury shares. The program does not obligate the Company to acquire any particular amount of common stock, has no expiration date prior to February 28, 2029, and may be suspended, modified or discontinued at any time without prior notice. The Company has determined that repurchases under the program are permitted under the terms of its existing bank credit facilities and other indebtedness. During the three months ended March 31, 2026, the Company repurchased 30,740 shares of common stock for $0.7 million under this program. The Company made no repurchases in the three months ended June 30, 2026. As of June 30, 2026, the Company had a remaining authorization of approximately $9.3 million under this program.

Lines of Credit

On July 28, 2023, the Company entered into a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50 million and an additional $25 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included in Prepaid Expenses and Other Current Assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027.

For the three months ended June 30, 2026 and 2025, interest expense under the Revolver was $0 and $3 thousand, respectively. The outstanding balance of the Revolver as of June 30, 2026 and December 31, 2025 was $0 and $0, respectively. The interest rate in effect as of June 30, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $50 million and $50 million as of June 30, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of June 30, 2026, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of June 30, 2026:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2026	2027 - 2028	2029 - 2030	After 2030
Lines of credit	$—	—	—	—	—
Operating lease obligations	$1,216	258	669	195	94

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $0.5 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expenses as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of June 30, 2026.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. Our critical accounting estimates are identified and described in our Annual Report on Form 10-K for the year ended December 31,

2025. We discuss below the estimate areas in which there were material developments during the period covered by this report.

Allowance for Loan Losses on Consumer, MHP, Dealer, and Other Notes Receivable

The allowance for loan losses on our consumer loan, manufactured housing community (MHP) note, dealer financed receivable, and other note receivable portfolios reflects management's estimate of losses inherent in those portfolios as of the balance sheet date. The allowance is composed of two components: a general reserve, calculated using the trailing three-year historical loss rate adjusted for an estimated loss discovery period and qualitative factors (including delinquency trends, borrower financial condition, collateral values and liquidity, and macroeconomic conditions); and specific reserves on individually identified impaired loans. The consumer loan portfolio is the largest and most judgment-intensive of these portfolios, with a balance of approximately $202.2 million as of June 30, 2026, compared to $199.3 million as of March 31, 2026 and $198.8 million as of December 31, 2025.

The total allowance for loan loss was $5.8 million as of June 30, 2026, compared to $6.7 million as of March 31, 2026 and $5.8 million as of December 31, 2025. Changes in delinquency, borrower condition, collateral values, or the qualitative factors described above could result in changes to the allowance that would be recognized in earnings in the period of change. We did not change our allowance methodology during the period.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our June 30, 2026 Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were not effective as of June 30, 2026, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of June 30, 2026 are summarized as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

LEGACY HOUSING CORPORATION

Date: August 5, 2026	By:	/s/ KENNETH E. SHIPLEY
Kenneth E. Shipley
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ JON A. LANGBERT
Jon A. Langbert
Chief Financial Officer (Principal Financial and Accounting Officer)