Form 10-Q
period 2026-09-30
Legacy Housing Corp
filed 2026-11-04
CIK 1436208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 23,783,038 shares of Common Stock ($0.001 par value) outstanding as of November 2, 2026.

LEGACY HOUSING CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

LEGACY HOUSING CORPORATION

BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2026	December 31,
	(unaudited)	2025
Assets
Current assets:
Cash	$30,839	$8,478
Short-term investments	5,250	—
Accounts receivable, net	30,378	5,467
Interest receivable from loan portfolios, net	3,415	3,517
Income tax refund receivable	2,889	5,617
Dealer financed receivables, net	18,178	26,685
Consumer loans receivable, current portion, net	10,194	9,458
Notes receivable from mobile home parks (“MHP”), current portion, net	14,287	59,632
Other notes receivable, current	1,804	4,868
Inventories, net	39,611	39,853
Prepaid expenses and other current assets	2,045	1,081
Total current assets	158,890	164,656
Property, plant and equipment, net	66,842	60,497
Consumer loans receivable, net	194,937	189,356
Notes receivable from mobile home parks, net	184,372	136,906
Other notes receivable, net	1,810	1,226
Other assets - leased mobile homes	3,255	3,804
ROU assets - operating leases	962	1,313
Other assets	17,172	13,911
Deferred income taxes, net	1,076	998
Intangible assets, net	833	5,198
Goodwill	5,584	2,472
Total assets	$635,733	$580,337
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,119	$6,443
Accrued liabilities	16,498	25,063
Customer deposits	10,301	1,764
Escrow liability	15,538	13,109
Operating lease obligation, current	425	479
Total current liabilities	48,881	46,858
Long‑term liabilities:
Operating lease obligation, net	567	860
Product refund liability	2,174	—
Lines of credit	—	1,200
Dealer incentive liability	1,716	2,805
Total liabilities	53,338	51,723
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $.001 par value, 90,000,000 shares authorized; 24,867,779 issued and 23,783,038 and 23,812,341 outstanding at September 30, 2026 and December 31, 2025, respectively	32	32
Treasury stock at cost, 1,084,741 and 1,054,001 shares at September 30, 2026 and December 31, 2025, respectively	(18,150)	(17,484)
Additional paid-in-capital	182,766	182,857
Retained earnings	417,747	363,209
Total stockholders' equity	582,395	528,614
Total liabilities and stockholders' equity	$635,733	$580,337

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenue:
Product sales	$55,176	$28,787	$130,486	$91,464
Consumer, MHP and dealer loans interest	11,333	10,892	34,125	32,431
Other revenue	3,196	799	5,809	2,415
Total net revenue	69,705	40,478	170,420	126,310
Operating expenses:
Cost of product sales	34,839	22,963	83,296	66,095
Cost of other sales	1,831	580	3,064	1,724
Selling, general and administrative expenses	7,470	6,209	18,828	17,804
Provision for loan loss (1)	2,131	1,017	2,951	2,569
Total operating expenses	46,271	30,769	108,139	88,192
Income from operations	23,434	9,709	62,281	38,118
Other income (expense):
Non‑operating interest income	413	285	987	1,251
Miscellaneous, net	311	250	406	1,414
Interest (expense) income	(17)	13	(63)	(22)
Total other income	707	548	1,330	2,643
Income before income tax expense	24,141	10,257	63,611	40,761
Income tax expense	(4,012)	(1,612)	(9,073)	(7,145)
Net income	$20,129	$8,645	$54,538	$33,616
Weighted average shares outstanding:
Basic	23,781,960	23,868,727	23,790,864	24,016,152
Diluted	23,784,322	24,433,224	23,791,957	24,576,028
Earnings per share:
Basic	$0.85	$0.36	$2.29	$1.40
Diluted	$0.85	$0.35	$2.29	$1.37

(1)	Provision for loan loss is broken out from SG&A this period. Prior period amounts were reclassified.

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury	Additional	Retained
	Shares	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2024	24,865,906	$31	$(9,875)	$182,400	$321,400	$493,956
Share based compensation	436	1	—	170	—	171
Purchase of treasury stock	—	—	(675)	—	—	(675)
Net income	—	—	—	—	10,276	10,276
Balances, March 31, 2025	24,866,342	$32	$(10,550)	$182,570	$331,676	$503,728
Share based compensation	—	—	—	174	—	174
Purchase of treasury stock	—	—	(5,817)	—	—	(5,817)
Net income	—	—	—	—	14,695	14,695
Balances, June 30, 2025	24,866,342	$32	$(16,367)	$182,744	$346,371	$512,780
Share based compensation	—	—	—	173	—	173
Net income	—	—	—	—	8,645	8,645
Balances, September 30, 2025	24,866,342	$32	$(16,367)	$182,917	$355,016	$521,598

	Common Stock		Treasury	Additional	Retained
	Shares (1)	Amount	stock	paid-in-capital	earnings	Total
Balances, December 31, 2025	23,812,341	$32	$(17,484)	$182,857	$363,209	$528,614
Share based compensation	—	—	—	24	—	24
Purchase of treasury stock	(30,740)	—	(573)	—	—	(573)
Net income	—	—	—	—	10,928	10,928
Balances, March 31, 2026	23,781,601	$32	$(18,057)	$182,881	$374,137	$538,993
Share based compensation	—	—	—	(139)	—	(139)
Purchase of treasury stock	—	—	(93)	—	—	(93)
Net income	—	—	—	—	23,481	23,481
Balances, June 30, 2026	23,781,601	$32	$(18,150)	$182,742	$397,618	$562,242
Share based compensation	1,437	—	—	24	—	24
Net income	—	—	—	—	20,129	20,129
Balances, September 30, 2026	23,783,038	$32	$(18,150)	$182,766	$417,747	$582,395

(1)	Shares are net of treasury shares.

See accompanying notes to unaudited interim financial statements.

LEGACY HOUSING CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$54,538	$33,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,757	1,277
Amortization of deferred revenue	(1,102)	(1,052)
Amortization of lines of credit cost	51	—
Provision for accounts and notes receivable	2,346	2,130
Gain from sale of property	(164)	(92)
Gain from loan settlements	—	(113)
Non-cash operating lease expense	—	(49)
Writeoff of investment in Corpus AmeriCasa	560	—
Provision for inventories	(30)	123
Amortization of operating lease right of use asset	351	—
Deferred income taxes	800	—
Share based compensation	(91)	518
Changes in operating assets and liabilities:
Accounts receivable	(25,967)	(1,134)
Income tax refund receivable	2,729	—
Interest receivable, net	(265)	—
Consumer loans activity, net	(6,452)	(14,739)
Notes receivable MHP activity, net	(1,680)	5,139
Dealer inventory loan activity, net	7,975	2,123
Inventories, net	272	(2,166)
Prepaid expenses and other current assets	(1,004)	302
Other assets - leased mobile homes	173	272
Other assets	(2,278)	(4,405)
Accounts payable and accrued liabilities	(8,887)	(4,100)
Right of use activity, net	(346)	—
Customer deposits	8,537	(446)
Escrow liability	2,430	1,928
Dealer incentive liability	(1,090)	(896)
Product refund liability	2,174	—
Net cash provided by operating activities	35,337	18,236
Investing activities:
Purchases of property, plant and equipment	(10,163)	(5,667)
Proceeds from sale of property	1,281	194
Purchase of short term investments	(5,250)	—
Issuance of notes receivable	(1,147)	(1,192)
Notes receivable collections	3,740	7,236
Purchases of loans	—	(113)
Collections from purchased loans	219	199
Net cash (used in) provided by investing activities	(11,320)	657
Financing activities:
Purchases of treasury stock	(666)	(6,491)
Proceeds from lines of credit	26,262	2,544
Payments on lines of credit	(27,252)	(2,544)
Net cash used in financing activities	(1,656)	(6,491)
Net increase in cash	22,361	12,402
Cash at beginning of period	8,478	1,149
Cash at end of period	$30,839	$13,551
Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$4
Cash paid for taxes	$6,254	$7,877

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

The Company (1) manufactures and provides for the transport of manufactured homes, (2) provides wholesale financing to dealers and mobile home parks, (3) provides retail financing to consumers and (4) is involved in financing and developing new manufactured home communities. The Company manufactures its homes at plants located in Fort Worth, Texas, Commerce, Texas and Eatonton, Georgia. The Company relies on a network of dealers to market and sell its manufactured homes. The Company also sells homes directly to consumers, through its own retail stores, and to dealers, mobile home parks, and industrial and construction sites.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") as required by Regulation S-X, Rule 8-03. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other period. The accompanying balance sheet as of December 31, 2025 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed on March 12, 2026. The accompanying financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Accordingly, they should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

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

Segment Reporting

The Company has one reportable segment. All of our activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, the sale of manufactured homes includes providing transportation for dealers. We also provide financing options for customers to facilitate home sales. Accordingly, all significant operating and strategic decisions by the Chief Executive Officer are based upon analysis of the Company as one operating segment.

We generate revenues through the manufacture and sales of manufactured homes and “Tiny Houses” and the related interest income associated with financing these homes sales. We define the segment primarily based on how internally reported financial and operating information is regularly reviewed by our chief operating decision maker (CODM) to evaluate financial performance, make decisions and allocate resources. The CODM assesses performance for the segment based on net income and total assets that are also reported on the statements of income and balance sheet as net income and total assets, respectively. The accounting policies of the segment are the same as those described in

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

the summary of significant accounting policies. The CODM assesses our operating and financial performance on a company-wide or consolidated basis.

On July 17, 2026, the Executive Chairman notified the Company of his retirement, effective July 21, 2026, and the Chief Executive Officer became the Company's sole chief operating decision maker (CODM). This change did not affect the Company's single reportable segment or the manner in which financial and operating performance is reviewed and resources are allocated.

Revenue Recognition

Product sales primarily consist of sales of manufactured homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, Retail Store Sales, and Workforce Housing Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to consumers. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash. Workforce housing sales include units sold to employers, developers, or operators of construction and industrial sites. These units may be paid for upfront or purchased under financing arrangements.

Consumer, MHP and dealer loans interest includes interest income from the consumer, MHP and dealer finance loan portfolios. Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income.

Short-Term Investments

Short-term investments consist of certificates of deposit with original maturities of more than three months and remaining maturities of less than one year at the balance sheet date. The certificates of deposit are carried at cost, which approximates fair value, and interest earned is recognized in non-operating interest income in the statements of income. As of September 30, 2026, short-term investments totaled $5.3 million, held at one financial institution, with maturities ranging up to eight months and interest rates ranging from 3.9% to 4.4%. The Company had no short-term investments as of December 31, 2025.

Accounts Receivable

Net accounts receivable includes receivables from direct sales of manufactured homes, sales of parts and supplies to customers, inventory finance fees and interest.

Accounts receivable related to inventory finance fees and interest generally are due upon receipt, and all other accounts receivable generally are due within 30 days. Accounts receivable is stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance for doubtful accounts for amounts that are deemed to be uncollectible. At September 30, 2026 and December 31, 2025, the allowance for doubtful accounts totaled $2.3 million and $1.5 million, respectively. At September 30, 2026 and December 31, 2025, accounts receivable, net was $30.4 million and $5.5 million, respectively.

Interest Receivable from Loan Portfolios

Interest receivable loan portfolios, net relates to accrued interest for consumer loans receivable, notes receivable from mobile home parks, and other notes receivable. The interest accrual is calculated within the Company’s loan management system from the date of last customer payment received through the end of the period. Separately an

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

interest receivable allowance is established for all interest payments past due more than 90 days. The interest receivable is stated net of the allowance. At September 30, 2026 and December 31, 2025, the interest receivable, net was $3.4 million and $3.5 million, respectively. The interest receivable is stated net of an allowance of $1.1 million and $0.7 million at September 30, 2026 and December 31, 2025, respectively.

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

Future minimum lease income under all operating leases for each of the next five years at September 30, 2026, is as follows (in thousands):

2026	$239
2027	890
2028	734
2029	469
2030	147
Thereafter	84
Total	$2,563

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

The following table summarizes activity within the warranty liability for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty liability, beginning of period	$1,682	$2,120	$1,863	$1,950
Product warranty reserve accrued	966	408	1,898	1,561
Warranty costs incurred	(661)	(489)	(1,774)	(1,472)
Warranty liability, end of period	$1,987	$2,039	$1,987	$2,039

Intangible Assets

Our intangible assets consist of trade name, internally developed software, customer contracts, and non-compete agreements, and are considered finite-lived, and are amortized over their useful lives. Finite-lived intangibles

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

are generally amortized over 1 to 15 years on a straight-line depreciation basis and are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Amortization expenses recognized on intangible assets was $(0.1) million and $0.4 million for the three months and nine months ended September 30, 2026, respectively. Finite-lived intangibles have a weighted average remaining life of 3.9 years.

In connection with the acquisition of AmeriCasa, the Company determined during the three months ended September 30, 2026, that the trademark and non-compete agreement had no fair value at the acquisition date, based on new information obtained about facts and circumstances that existed at that date. The recorded values of $4.0 million were removed and, net of a related deferred tax asset of $0.9 million, goodwill increased by $3.1 million as a measurement-period adjustment. Amortization of $0.4 million previously recorded on these assets was reversed, of which $0.3 million related to prior periods. The Company also tested the remaining AmeriCasa asset group, consisting of land and a building, for recoverability. The fair value of the asset group exceeded its carrying amount, and no impairment loss was recognized.

The following table shows the book value of our intangible assets, net of amortization (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Trademarks	$—	$2,810
Developed technology	980	980
Noncompete agreement	—	1,180
Customer relationships	390	390
Total	1,370	5,360
Less: Accumulated Amortization	(537)	(162)
Total intangible assets	$833	$5,198

The following table summarizes future amortization expense related to intangible assets (in thousands):

As of September 30,
Year	2026
2026	$82
2027	196
2028	196
2029	196
2030	163
Total	$833

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

Pursuant to the Legacy Housing Corporation 2018 Incentive Compensation Plan (the “Plan”), the Company may issue up to 10.0 million equity awards to employees, directors, consultants, and nonemployee service providers in the form of stock options, stock, restricted stock, and stock appreciation rights. Stock options may be granted with a contractual life of up to ten years. At September 30, 2026, the Company had 9.2 million shares available for grant under the Plan.

As of September 30, 2026, stock options to purchase approximately 50,000 shares of common stock were outstanding under the Plan at an exercise price of $19.85, and expire on dates ranging from December 2030 to December 2035, none of which are currently exercisable. Unrecognized compensation expense related to these options at September 30, 2026 was $0.4 million and is expected to be recognized over 7.3 years. Total share-based compensation expense was immaterial for the three and nine months ended September 30, 2026 and 2025.

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

2. REVENUE

Product sales primarily consist of sales of manufactured homes to consumers and mobile home parks through various sales channels, which include Direct Sales, Commercial Sales, Inventory Finance Sales, Retail Store Sales, and Workforce Housing Sales. Direct Sales include homes sold directly to independent retailers or customers that are not financed by the Company and are not sold under an inventory finance arrangement. These types of homes are generally paid for prior to shipment. Commercial Sales include homes sold to mobile home parks under commercial loan programs or paid for upfront. Inventory Finance Sales include sales of homes to independent retailers, or dealers, who then resell the homes to consumers. Retail Store Sales are homes sold through Company-owned retail locations. Inventory Finance Sales and Retail Store Sales of homes may be financed by the Company or a third party, or they may be paid in cash. Workforce housing sales include units sold to employers, developers, or operators of construction and industrial sites. These units may be paid for upfront or purchased under financing arrangements.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Revenue from product sales is recognized when the performance obligation under the terms of a contract with our customer is satisfied, which typically occurs upon delivery and transfer of title of the home, as this depicts when control of the promised good is transferred to our customers.

For inventory financed sales, the independent dealer enters into a financing arrangement with the Company and is required to make monthly interest payments. Interest income is recorded separately in the statement of income. For other financed sales by the Company, the individual customer enters into a sales and financing contract and is required to make a down payment. These financed sales contain a significant financing component and any interest income is recorded separately in the statements of income.

Revenue is measured at the amount of consideration expected to be received in exchange for transferring the homes to the customers. Sales and other similar taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties for a period of twelve months that are a guarantee of the home’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. The Company has elected to use the practical expedient to expense the incremental costs of obtaining a contract if the amortization period of the asset that the Company would have otherwise recognized is one year or less. Warranty costs are included in selling, general, and administrative expenses, in the statements of income. Warranty costs were $0.7 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Warranty costs were $1.8 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026 and 2025, total cost of product sales included $5.5 million and $1.8 million, respectively, costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales. For the nine months ended September 30, 2026 and 2025, total cost of product sales included $10.2 million and $6.0 million, respectively, costs relating to subcontracted production for commercial sales, transportation and delivery costs, and certain other costs incurred for retail store and commercial sales.

Other revenue consists of contract deposit forfeitures, consignment fees, commercial lease rents, land sales, service fees and other miscellaneous income. Consignment fees are charged to independent retailers on a monthly basis for homes held by the independent retailers pursuant to a consignment arrangement until the home is sold to an individual customer. Consignment fees are determined as a percentage of the home’s wholesale price to the independent dealer. Revenue recognition for consignment fees is recognized over time using the output method as it provides a faithful depiction of the Company’s performance toward completion of the performance obligation under the contract and the value transferred to the independent retailer for the time the home is held under consignment. Revenue for commercial leases is recognized as earned monthly over a contractual period of 96 or 120 months. Revenue for service fees and miscellaneous income is recognized at a point in time when the performance obligation is satisfied. Land sales revenue is comprised of sales of land (real property) that was acquired as a result of maintaining or furthering our primary business of producing, selling, and financing manufactured homes. Land sale revenue for the three months ended September 30, 2026 and 2025 was $2.0 million and $0, respectively. Land sale revenue for the nine months ended September 30, 2026 and 2025 was $3.4 million and $0.1 million, respectively.

For the three months ended September 30, 2026, one customer accounted for 53.8% of our total product sales. For the nine months ended September 30, 2026, two customers accounted for 39.9% of our total product sales. For the three and nine months ended September 30, 2025, there were no customers that accounted for more than 10% of our total product sales.

During the first quarter of 2026, the Company received a non-refundable advance deposit of approximately $7.1 million from a single customer in connection with a large order of manufactured homes intended for use as workforce housing. Production commenced in the first quarter of 2026, and the Company began deliveries during the second quarter of 2026. Through September 30, 2026, the Company has recognized related product sales of $21.7 million under

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

this order, net of the refund liability described below, upon delivery and transfer of title. Amounts received in advance of delivery are recorded in customer deposits. Also, during the third quarter of 2026, the Company received a second non-refundable advance deposit of approximately $8.0 million from the same customer in connection with a separate order of manufactured homes. Production commenced during 2026, and the Company began deliveries during the third quarter of 2026, and recognizing the related product sales of $18.0 million, net of the refund liability described below, upon delivery and transfer of title. Amounts received in advance of delivery are recorded in customer deposits as deferred revenue. The Company expects to deliver substantially all remaining units under both agreements by the end of the first quarter of 2027.

The agreements require the Company to grant the customer an option, exercisable between the fourth and sixth anniversaries of delivery, to require the Company to repurchase delivered units at 33% or 25% of the original unit price, depending on the timing of exercise and subject to conditions regarding each unit's condition. Because the repurchase prices are expected to be below the market value of the units at the dates the option may be exercised, the Company concluded that the customer does not have a significant economic incentive to exercise the option, and it accounts for the arrangements as sales with a right of return. Based on its estimate of expected exercise, the Company recorded a refund liability of $2.2 million and an asset for its right to recover the units of $2.2 million at September 30, 2026, and reduced product sales and cost of product sales by the same amount. The refund liability is included in product refund liability and the asset in other assets on the accompanying balance sheet. The Company will update this estimate each reporting period.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenue. The following table summarizes customer contract revenues disaggregated by the source of the revenue (in thousands):

	Three months ended				Nine months ended
	September 30,				September 30,
	2026		2025		2026		2025
Product sales:
Direct sales	$1,251	1.8%	$2,162	5.3%	$4,360	2.6%	$5,841	4.6%
Commercial sales	9,627	13.8%	10,271	25.4%	29,735	17.4%	28,790	22.8%
Inventory finance sales	3,006	4.3%	6,210	15.3%	10,062	5.9%	30,934	24.5%
Retail store sales	6,973	10.0%	5,922	14.6%	19,783	11.6%	16,556	13.1%
Workforce housing (1)	30,642	44.0%	2,348	5.8%	57,859	34.0%	3,519	2.8%
Other product sales (2)	3,677	5.2%	1,874	4.6%	8,687	5.1%	5,824	4.6%
Total product sales	55,176	79.1%	28,787	71.1%	130,486	76.6%	91,464	72.4%
Loan portfolio interest:
Interest - consumer installment notes	6,544	9.4%	5,897	14.6%	19,377	11.4%	17,488	13.8%
Interest - MHP notes	4,109	5.9%	4,230	10.5%	12,539	7.4%	12,661	10.0%
Interest - dealer finance notes	680	1.0%	765	1.9%	2,209	1.3%	2,282	1.8%
Total loan portfolio interest	11,333	16.3%	10,892	26.9%	34,125	20.0%	32,431	25.7%
Other revenue	3,196	4.6%	799	2.0%	5,809	3.4%	2,415	1.9%
Total net revenue	$69,705	100.0%	$40,478	100.0%	$170,420	100.0%	$126,310	100.0%
(1)	In 2026, Workforce housing is presented as a separate product sales category. Prior-year amounts related to Workforce housing were reclassified from Direct Sales, Commercial Sales, and Inventory Finance Sales to the Workforce housing line to conform to the current-year presentation. This reclassification affects presentation only and does not change Total Product Sales or Total Net Revenue.
(2)	Other product sales revenue from ancillary products and services including parts, freight and other services

3. CONSUMER LOANS RECEIVABLE

Consumer loans receivable result from financing transactions entered into with retail consumers of manufactured homes sold through independent retailers and company-owned retail locations. Consumer loans receivable generally consists of the sales price and any additional financing fees, less the buyer’s down payment. Interest income is recognized monthly per the terms of the financing agreement. The average contractual interest rate per loan was approximately 13.1% as of September 30, 2026 and December 31, 2025. Consumer loans receivable have maturities that range from 3 to 30 years.

The Company reviews loan applications in an underwriting process which considers credit history, among other things, to evaluate credit risk of the consumer and determines interest rates on approved loans based on consumer credit score, payment ability and down payment amount.

The Company uses payment history to monitor the credit quality of the consumer loans on an ongoing basis.

The Company may also receive escrow payments for property taxes and insurance included in its consumer loan collections. The liabilities associated with these escrow collections totaled $15.5 million and $13.1 million as of September 30, 2026 and December 31, 2025, respectively, and are included in escrow liability in the accompanying balance sheets.

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

Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell. At repossession, the collateral is recorded at the same amount as the principal balance of the loan. The fair value of the collateral is then computed based on the historical recovery rates of previously charged off loans, the loan is charged off and the loss is charged to the allowance for loan losses. At each reporting period, the fair value of the collateral is adjusted to the lower of the amount recorded at repossession or the estimated sales price less estimated costs to sell, based on current information. Repossessed homes from the consumer loan portfolio totaled $11.2 million and $8.4 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other assets in the accompanying balance sheets.

Consumer loans receivable, net of allowance for loan losses and deferred financing fees, consists of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Consumer loans receivable	$209,963	$203,601
Loan discount and deferred financing fees	(2,186)	(2,379)
Allowance for loan losses	(2,646)	(2,408)
Consumer loans receivable, net	$205,131	$198,814

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$2,651	$1,203	$2,408	$694
Provision for loan losses	125	767	447	1,688
(Charge offs) recoveries	(130)	(251)	(209)	(663)
Allowance for loan losses, end of period	$2,646	$1,719	$2,646	$1,719

A detailed aging of consumer loans receivable that are past due is as follows (in thousands):

	As of September 30,		As of December 31,
	2026	%	2025	%
Total consumer loans receivable	$209,963	100.0	$203,601	100.0
Past due consumer loans:
31 - 60 days past due	$1,879	0.9	$1,690	0.8
61 - 90 days past due	356	0.2	96	—
91 - 120 days past due	69	—	447	0.2
Greater than 120 days past due	2,648	1.3	3,209	1.6
Total past due	$4,952	2.4	$5,442	2.6

We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of consumer loans receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$26,375	$43,338	$27,832	$23,359	$17,955	$66,152	$205,011	97.6%
30-90 days past due	176	949	323	414	123	250	2,235	1.1%
> 90 days past due	—	100	220	228	708	1,461	2,717	1.3%
Total	$26,551	$44,387	$28,375	$24,001	$18,786	$67,863	$209,963	100%

4. NOTES RECEIVABLE FROM MOBILE HOME PARKS

The notes receivable from mobile home parks (“MHP Notes”) relate to manufactured homes sold to mobile home parks and financed through notes receivable. The MHP Notes have varying maturity dates and require monthly principal and interest payments. The interest rate on the MHP Notes can be fixed or variable, and the interest rates range from 4.9% to 17.5%. The average interest rate per loan was approximately 8.5% as of September 30, 2026 and 8.1% as of December 31, 2025, with maturities that range from 1 to 10 years. The collateral underlying the MHP Notes are individual manufactured homes which can be repossessed and resold. The MHP Notes are generally personally guaranteed by borrowers.

As of September 30, 2026, the Company had concentrations of MHP Notes with three independent third parties and their respective affiliates that equated to 23.4%, 9.9%, and 8.2% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of MHP Notes with three independent third-parties and their respective affiliates that equated to 24.7%, 9.6%, and 7.4% of the principal balance outstanding, all of which were secured by the manufactured homes.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MHP Notes are stated at amounts due from customers, net of allowance for loan losses. The Company determines the allowance by considering several factors, including the aging of the past due balance, the customer’s payment history, and the Company’s previous loss history. The Company establishes an allowance composed of specific and general reserve amounts. As of September 30, 2026 and December 31, 2025, the MHP Notes balance is presented net of unamortized finance fees of $1.0 million and $1.1 million, respectively. The finance fees are amortized over the life of the MHP Notes. As of September 30, 2026, there were past due balances of $0.6 million on MHP Notes. As of December 31, 2025, there were past due balances of $0.6 million on the MHP Notes.

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

The New Note matured in July 2026 and was not repaid in full at maturity. Effective July 3, 2026, the Company and the borrowers executed an Amended and Restated Promissory Note (the “Amended Note”), under which the borrowers made a $2.0 million principal payment, reducing the outstanding principal balance to $46.6 million, pledged an additional manufactured housing community in Mississippi as collateral, and reaffirmed their personal guaranties. The Amended Note bears interest at a fixed rate of 7.9% through April 3, 2028 and at the prime rate plus 3.0% thereafter, abates interest from July 3, 2026 through October 3, 2026, requires interest-only payments through April 3, 2028, followed by monthly principal and interest payments calculated on a 120-month amortization schedule, with the remaining unpaid principal balance due as a balloon payment at maturity on April 3, 2031. The Company accounted for the Amended Note as a modification of the existing loan under ASC 310-20, and no gain or loss was recognized. As of September 30, 2026, the Company evaluated the recoverability of the Amended Note, which represents approximately 23% of MHP Notes, based on an analysis of the estimated net realizable value of the underlying collateral, the payment status of the borrowers, and other relevant credit quality indicators, and determined that an allowance for expected credit losses was not necessary. The Amended Note was not past due at September 30, 2026.

Notes receivable from mobile home parks, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Outstanding principal balance	$201,245	$199,083
Loan discount and deferred financing fees	(1,028)	(1,146)
Allowance for loan losses	(1,558)	(1,399)
Total	$198,659	$196,538

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$1,365	$900	$1,399	$654
Provision for loan losses	193	79	159	325
Allowance for loan losses, end of period	$1,558	$979	$1,558	$979

We evaluate the credit quality of our MHP portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of MHP receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$91,458	$54,367	$15,754	$7,037	$15,644	$9,297	$193,557	96.2%
30-90 days past due	1,663	174	—	410	—	—	2,247	1.1%
> 90 days past due	495	2,828	999	572	433	114	5,441	2.7%
Total	$93,616	$57,369	$16,753	$8,019	$16,077	$9,411	$201,245	100%

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

As of September 30, 2026, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 25.3%, 17.3%, and 15.4% of the principal balance outstanding, all of which were secured by the manufactured homes. As of December 31, 2025, the Company had concentrations of other notes receivable with three independent third-parties and their respective affiliates that equated to 54.9%, 10.6%, and 9.2% of the principal balance outstanding, all of which were secured by the manufactured homes.

As of September 30, 2026, there were past due balances of $0.3 million on other notes. As of December 31, 2025, there were past due balances of $0.2 million on other notes.

For the three months and nine months ended September 30, 2026, there were no charge offs recorded for other notes. For the three months and nine months ended September 30, 2025, there were $0.3 million in charge offs recorded for other notes. Allowance for loan loss for the other notes was $0.2 million as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the impaired balance of other notes was $0.1 million. Collateral for repossessed loans is acquired through foreclosure or similar proceedings and is recorded at the estimated fair value of the home, less the costs to sell.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Other notes receivable, net of allowance for loan losses and deferred financing fees, consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Outstanding principal balance	$3,856	$6,380
Loan discount and deferred financing fees	(58)	(57)
Allowance for loan losses	(184)	(229)
Total	$3,614	$6,094

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$164	$432	$229	$364
Provision for (reversal of) loan losses	20	53	(45)	121
(Charge offs) recoveries	—	(276)	—	(276)
Allowance for loan losses, end of period	$184	$209	$184	$209

We evaluate the credit quality of our other notes receivable portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting generally is based on borrower payment activity relative to the contractual terms of the loan. The following table disaggregates the outstanding principal balance of other notes receivable by credit quality indicator based on delinquency status and fiscal year of origination and is presented as of September 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Prior	Total	% of Portfolio
< 30 days past due	$974	$1,485	$118	$23	$—	$21	$2,621	68.0%
30-90 days past due	—	—	—	—	—	—	—	0.0%
> 90 days past due	—	286	—	949	—	—	1,235	32.0%
Total	$974	$1,771	$118	$972	$—	$21	$3,856	100.0%

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

Dealer financed notes receivable, net of allowance for loan losses, consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Outstanding principal balance	$20,427	$28,403
Allowance for loan losses	(2,249)	(1,718)
Total	$18,178	$26,685

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a detail of the activity in the allowance for loan losses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance for loan losses, beginning of period	$1,635	$295	$1,718	$194
Provision for loan losses	614	61	531	162
Allowance for loan losses, end of period	$2,249	$356	$2,249	$356

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

We evaluate the credit quality of our dealer financed receivables based on the length of time the Company’s collateral has remained unsold by the dealer in dealer inventory. This table reflects the age of the loan receivable due as of September 30, 2026 (in thousands):

	Year of Origination
	2026	2025	2024	2023	2022	Total	% of Portfolio
< 1 year on lot	$5,813	$2,402	$—	$—	$—	$8,215	40.2
1-2 years on lot	—	4,926	1,336	—	—	6,262	30.7
2-3 years on lot	—	—	2,868	561	—	3,429	16.8
> 3 years on lot	—	—	—	1,197	1,324	2,521	12.3
Total	$5,813	$7,328	$4,204	$1,758	$1,324	$20,427	100.0

7. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Raw materials	$12,583	$12,595
Work in progress	811	494
Finished goods, net	26,217	26,764
Total	$39,611	$39,853

Finished goods includes an allowance of $529 and $559 as of September 30, 2026 and December 31, 2025, respectively.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Land	$18,549	$20,800
Buildings and leasehold improvements	14,856	14,772
Construction in Progress	37,870	28,423
Vehicles	1,516	1,594
Machinery and equipment	6,317	7,393
Furniture and fixtures	251	338
Total	79,359	73,320
Less accumulated depreciation	(12,517)	(12,823)
Total property, plant and equipment	$66,842	$60,497

Depreciation expense was $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and includes depreciation expense for leased manufactured homes. Depreciation expense also includes $0.4 million and $0.2 million as a component of cost of product sales for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $1.3 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, and includes depreciation expense for leased manufactured homes. Depreciation expense also includes $0.9 million and $0.5 million as a component of cost of product sales for the nine months ended September 30, 2026 and 2025, respectively. Land includes foreclosed property of $5.0 million and $6.6 million as of September 30, 2026 and December 31, 2025, respectively, which was collateral for MHP and Other notes.

9. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Prepaid rent	$588	$588
Repossessed homes	14,410	12,763
Investment in Corpus AmeriCasa	—	560
Product return asset	2,174	—
Total	$17,172	$13,911

Repossessed homes, net of allowances, as of September 30, 2026 include $11.2 million for homes repossessed from the consumer loan portfolio, $0.6 million for homes repossessed from the MHP loan portfolio, and $2.6 million for homes repossessed from dealers. Repossessed homes, net of allowances, as of December 31, 2025 include $8.4 million for homes repossessed from the consumer loan portfolio, $1.8 million for homes repossessed from the MHP loan portfolio, and $2.4 million for homes repossessed from dealers.

The Company also held a 28.75% equity interest in Corpus AmeriCasa, an entity affiliated with AmeriCasa, which was included in other assets at approximately $0.6 million as of December 31, 2025. As of June 30, 2026, the Company determined that this investment was not recoverable and wrote down its entire carrying value to zero as a non-operating expense.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Warranty reserve	$1,987	$1,863
Litigation reserve	975	970
Payroll	1,258	1,768
Portfolio taxes and title	1,975	1,603
Property tax	1,076	1,123
Dealer rebates	499	919
Sales tax	1,609	282
Federal and state income taxes	63	10,942
Unclaimed Property	2,211	2,015
Other	4,845	3,578
Total accrued liabilities	$16,498	$25,063

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

For the three months ended September 30, 2026 and 2025, interest expense under the Revolver was $0 and $2 thousand respectively. For the nine months ended September 30, 2026 and 2025, interest expense under the Revolver was $11 thousand and $3 thousand, respectively. The outstanding balance of the Revolver as of September 30, 2026 and December 31, 2025 was $0. The interest rate in effect as of September 30, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $50 million as of September 30, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2026, the Company was in compliance with all financial covenants, including that it maintains a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00. At December 31, 2025, the Company also had $1.2 million outstanding under a line of credit assumed in the AmeriCasa acquisition, which was repaid in January 2026.

12. INCOME TAXES

The provision for income tax expense for the three months ended September 30, 2026 and 2025 was $4.0 million and $1.6 million, respectively. The Company's effective tax rate for the three month periods ended September 30, 2026 and September 30, 2025 was 16.6% and 15.7%, respectively. The primary drivers of the variance from the federal statutory tax rate for the three month period ended September 30, 2026 were the Section 45L new energy efficient home credit and the discrete treatment of the discount on transferable tax credits. The primary drivers of the variance from the

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

federal statutory tax rate for the three-month period ended September 30, 2025 were the Section 45L new energy efficient home credit and the discrete treatment of the discount on transferable credits, which were partially offset by state income taxes.

The provision for income tax expense for the nine months ended September 30, 2026 and 2025 was $9.1 million and $7.1 million, respectively. The Company's effective tax rate for the nine month period ended September 30, 2026 and September 30, 2025 was 14.3% and 17.5%, respectively. The primary drivers of the variance from the federal statutory tax rate for the nine month period ended September 30, 2026 were discrete activity related to the release of uncertain tax benefits, Section 45L new energy efficient home credit, and the discrete treatment of the discount on transferable tax credits. The primary drivers of the variance from the federal statutory tax rate for the nine month period ended September 30, 2025 were the Section 45L new energy efficient home credit and the discrete treatment of the discount on transferable credits, which were partially offset by state income taxes. The Section 45L new energy efficient home credit does not apply to homes sold after June 30, 2026, which is expected to increase the Company's effective tax rate in future periods.

13. COMMITMENTS AND CONTINGENCIES

As of January 1, 2020, the Company instituted a self-insured health benefits plan with a stop-loss policy, which provides medical benefits to employees electing coverage under the plan. The Company estimates and records costs for incurred but not reported medical claims and claim development. This reserve is based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve based on actual experience, estimated costs and changes to assumptions. As of September 30, 2026 and December 31, 2025, the Company accrued a $0.2 million and $0.8 million liability for incurred but not reported claims, respectively. These accrued amounts are included in accrued liabilities on the accompanying balance sheet.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for independent retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The Company’s obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The Company believes that risk of loss is mitigated due to the resale value of the repurchased homes and the fact that the agreements are spread over many retailers. The maximum amount for which the Company was liable under such agreements approximated $0 million and $0.8 million at September 30, 2026 and December 31, 2025 respectively without reduction for the resale value of the homes. The Company considers its obligations on current contracts to be immaterial and accordingly has not recorded any reserve for repurchase commitment as of September 30, 2026 and December 31, 2025.

Under agreements with a workforce housing customer, the Company has agreed to grant the customer options to require the Company to repurchase units delivered under those agreements between the fourth and sixth anniversaries of delivery, at 33% or 25% of the original unit price. If the options were exercised for all units covered by the agreements in the first exercise window, the Company's maximum repurchase obligation would be approximately $22.8 million, before the resale value of the repurchased units. At September 30, 2026, the Company recorded a refund liability of $2.2 million for expected exercises. See Note 2.

Leases

The Company leases facilities under operating leases that typically have 10 year terms. These leases usually offer the Company a right of first refusal that affords the Company the option to purchase the leased premises under certain terms in the event the landlord attempts to sell the leased premises to a third party. Rent expense for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.1 million respectively. Rent expense for the nine months ended September 30, 2026 and 2025 was $0.5 million and $0.4 million respectively. The Company also subleases properties to third parties, ranging from 3-year to 11-year terms with various renewal options. Rental income from the subleased properties for the three and nine months ended September 30, 2026 and 2025 was immaterial.

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Legal Matters

Legal Proceedings

The Company is party to certain legal proceedings that arise in the ordinary course of business and are incidental to its business. Certain of the claims pending against the Company in these proceedings allege, among other things, breach of contract and warranty, product liability, and personal injury. The Company has determined that it is probable that it has some liability related to such claims. The Company has included legal reserves of $1.0 million as of September 30, 2026 and December 31, 2025, in accrued liabilities on the accompanying balance sheets. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened ordinary course litigation or claims will have a material adverse effect on the Company's financial position, liquidity, or results of operations. However, future events or circumstances currently unknown to management will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company's financial position, liquidity, or results of operations in any future reporting.

AmeriCasa Litigation

On March 13, 2026, the Company filed an Original Petition in the District Court of Tarrant County, Texas against AmeriCasa Solutions, LLC and its affiliates (the "Seller Entities") and certain individuals related to the Company's November 2025 acquisition of substantially all of the assets of the Seller Entities. The Company's claims relate principally to alleged misrepresentations and omissions made in connection with the acquisition and to the alleged post-closing misappropriation of receipts attributable to the acquired assets. The defendants have asserted counterclaims against the Company seeking damages of $1.0 million or more, which the Company believes are without merit. A description of the proceeding is included in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.

The litigation is not material to the Company's financial position, liquidity, or results of operations. The Company has not accrued a loss contingency with respect to this matter. During the three months ended September 30, 2026, based on information obtained about facts and circumstances that existed at the acquisition date, the Company determined that the acquired trademark and non-compete agreement had no fair value at that date. The Company recorded a measurement-period adjustment under ASC 805, Business Combinations, that removed the $4.0 million recorded for these assets and increased goodwill by $3.1 million, net of a related deferred tax asset of $0.9 million. This determination is based on the historical sales performance of the acquired business and does not depend on the outcome of the litigation. An adverse outcome in the litigation, or further developments concerning the underlying facts, could result in an adjustment to the amounts recorded in connection with the acquisition, in a future period. For information regarding receivables and payables between the Company and the Seller Entities arising from post-closing operations of the acquired business, see Note 16 — Related Party Transactions.

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

	As of September 30,	As of December 31,
	2026	2025
Consumer loan portfolio, fair value	$185,233	$185,985
Consumer loan portfolio, book value	205,132	198,814
Fixed rate MHP Notes, fair value	169,308	182,298
Fixed rate MHP Notes, book value	175,254	186,600
Variable rate MHP Notes, book value	23,413	9,938
Fixed rate other notes, fair value	3,322	5,968
Fixed rate other notes, book value	3,614	6,093

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

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (in 000's)	$20,129	$8,645	$54,538	$33,616
Denominator:
Basic weighted-average common shares outstanding	23,781,960	23,868,727	23,790,864	24,016,152
Effect of dilutive securities:
Restricted stock	1,069	522	657	503
Stock options	1,293	563,975	436	559,373
Diluted weighted-average common shares outstanding	23,784,322	24,433,224	23,791,957	24,576,028
Earnings per share
Basic	$0.85	$0.36	$2.29	$1.40
Diluted	$0.85	$0.35	$2.29	$1.37

On February 6, 2026, the Board of Directors authorized a new stock repurchase program (the "Repurchase Program") under which the Company may repurchase up to $10.0 million of its outstanding common stock from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Company's Chief Executive Officer, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases.

During the nine months ended September 30, 2026, the Company repurchased 30,740 shares of its common stock under the Repurchase Program at an aggregate cost of approximately $0.7 million, or an average price of $21.66 per share, of which none were made in the three months ended September 30, 2026, leaving approximately $9.3 million available for future repurchases under the Repurchase Program.

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

16. RELATED PARTY TRANSACTIONS

Bell Mobile Homes (“Bell”), a retailer owned by one of the Company’s significant stockholders, purchases manufactured homes from the Company. Accounts receivable balances due from Bell were $0.4 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively. Home sales to Bell were $0.4 million and $1.2 million

LEGACY HOUSING CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

for the three months ended September 30, 2026 and 2025, respectively. Home sales to Bell were $2.1 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively

Shipley Bros., Ltd. and Crazy Red’s Mobile Homes (together, “Shipley”), retailers owned by one of the Company’s significant shareholders, purchase manufactured homes from the Company. Accounts receivable balances due from Shipley were $0.1 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively. Home sales to Shipley were $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Home sales to Shipley were $0.9 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

AmeriCasa Solutions, LLC and its affiliates ("AmeriCasa") are the seller entities from which the Company acquired substantially all of the assets of AmeriCasa's business in November 2025 pursuant to the Asset and Membership Interest Purchase Agreement dated October 30, 2025, as amended. As of September 30, 2026, the Company had recorded approximately $1.0 million in accounts receivable from AmeriCasa, included in accounts receivable, net, and approximately $0.8 million payable to AmeriCasa, included in accrued liabilities, on the accompanying balance sheet. These amounts do not include any amounts held in escrow or subject to purchase-price holdbacks under the Asset and Membership Interest Purchase Agreement. Realization of the recorded receivable and the ultimate amount of any payable to AmeriCasa are subject to the matters described in Note 13 — Commitments and Contingencies and Part II, Item 1 — Legal Proceedings of this Quarterly Report.

The Company also held a 28.75% equity interest in Corpus AmeriCasa, an entity affiliated with AmeriCasa, which was included in other assets at approximately $0.6 million as of December 31, 2025. As of June 30, 2026, the Company determined that this investment was not recoverable and wrote down its entire carrying value to zero. See Note 9 — Other Assets.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no subsequent events.

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

Overview

For the three months ended September 30, 2026, total net revenue was $69.7 million, an increase of 72.2% over the same period in 2025, and net income was $20.1 million, or $0.85 per diluted share, compared to net income of $8.6 million, or $0.35 per diluted share, in the prior-year quarter. Overall net income increased $11.5 million for the quarter, up 132.8%. The increase was driven primarily by a 91.7% increase of $26.4 million in product sales over the same period in 2025, reflecting the impact of deliveries under workforce housing orders, which contributed $30.6 million of product sales during the quarter, partially offset by a decrease in inventory finance sales of $3.2 million. For the nine months ended September 30, 2026, total net revenue was $170.4 million and net income was $54.5 million, or $2.29 per diluted share. We ended the quarter with $30.8 million in cash, $5.3 million in short-term investments, and no borrowings outstanding under our $50.0 million revolving credit facility.

We build, sell and finance manufactured homes and “Tiny Houses” that are distributed through a network of independent retailers and company-owned stores and are sold directly to manufactured housing communities. We are one of the largest producers of manufactured homes in the United States. With current operations focused primarily in the southern United States, we offer our customers an array of quality homes ranging in size from approximately 395 to 2,667 square feet consisting of 1 to 5 bedrooms, with 1 to 3½ bathrooms. Our homes range in price, at retail, from approximately $47,000 to $200,000. For the three months ended September 30, 2026 and 2025, we sold 635 (consisting of 687 floors) and 420 units (consisting of 686 floors), respectively. For the nine months ended September 30, 2026 and 2025, we sold 1,665 (consisting of 1,825 floors) and 1,334 units (consisting of 1,811 floors), respectively.

We believe our Company is one of the most vertically integrated in the manufactured housing industry, allowing us to offer a complete solution to our customers. We manufacture custom-made homes using quality materials, distribute those homes through our expansive network of independent retailers and company-owned distribution locations and provide tailored financing solutions for our customers. Our homes are constructed in the United States at one of our three manufacturing facilities in accordance with the construction and safety standards of the U.S. Department of Housing and Urban Development (“HUD”). Our factories employ high-volume production techniques that allow us to produce up to, on average, approximately 70 home sections, or 60 fully-completed homes depending on product mix, in total per week. We use quality materials and operate our own component manufacturing facilities for many of the items used in the construction of our homes. Each home can be configured according to a variety of floor plans and equipped with features such as fireplaces, central air conditioning and state-of-the-art kitchens. While substantially all of the homes we sell are constructed at our three manufacturing facilities, we also purchase a limited number of homes at wholesale from third-party manufacturers for resale authorized to build proprietary company models. The Company sold 30 purchased homes for a total of $1.5 million for the three months ended September 30, 2026. The Company sold 176 purchased homes for a total of $8.2 million for the nine months ended September 30, 2026.

Our homes are marketed under our premier “Legacy” brand name and currently are sold primarily across 15 states through a large network of independent retail locations, 14 company-owned retail locations and through direct sales to owners of manufactured home communities. Our 14 company-owned retail locations consist of 13 Heritage Housing stores, which exclusively sell our homes, and one location that operates under the AmeriCasa name.

For the nine months ended September 30, 2026, approximately 71% of our manufactured homes were sold in Texas, followed by 4% in Georgia, 3% per state in Oklahoma and Ohio, and 2% per state in Illinois, North Carolina, Florida, Kansas, New Mexico, and Missouri. The remaining 7% sold are in twelve other states.

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

Management Transition

On July 17, 2026, Curtis D. Hodgson notified the Company of his decision to retire from his positions as Executive Chairman and as a member of the Board of Directors, effective July 21. On August 13, 2026, the Board of Directors appointed Kenneth E. Shipley, a co-founder of the Company and a member of the Board, as Chairman of the Board and Chief Executive Officer, effective immediately.

Prior to Mr. Hodgson’s retirement, Mr. Hodgson and Mr. Shipley together served as the Company’s co-chief operating decision makers. Following his retirement, Mr. Shipley serves as the Company’s sole chief operating decision maker. This change did not affect the Company’s single reportable segment or the manner in which the Company reviews financial and operating performance and allocates resources.

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges, trends and other factors, including the following:

During the third quarter of 2026, U.S. inflation remained above the Federal Reserve's long-term target but moderated late in the quarter. After rising to a three-year high of 4.2% in May 2026 — driven in significant part by a sharp increase in energy prices following geopolitical events in the Middle East — the annual rate of inflation eased to 3.7% in September 2026 as energy prices declined, with core inflation (excluding food and energy) at 2.6%. Our ability to maintain gross margins can be adversely impacted by sudden increases in specific costs, such as raw materials, transportation, and labor. In September 2026, the Federal Reserve raised its benchmark interest rate by 25 basis points to a target range of 3.75% to 4.00%, its first increase since 2023, and average 30-year mortgage rates rose above 7% by the end of the quarter. Although chattel financing rates for manufactured homes generally move independently of mortgage rates, sustained elevated borrowing costs can affect the ability of home buyers to obtain affordable financing. We continue to explore opportunities to minimize the impact of inflation and elevated borrowing costs on our future profitability.

Our financial performance depends on how well we can fulfill orders from dealers and customers for our manufactured homes. Our Georgia facility has room to grow, and with additional investment we can expand capacity to produce more homes. Given the strength of our balance sheet and our sustained profitability, we believe we are well positioned to fund that growth; our most significant near-term constraint is securing and retaining enough trained labor to meet demand — a challenge that would intensify if we are successful in converting a meaningful portion of our current workforce housing opportunities. To address this, management is implementing new recruiting and retention programs intended to expand and stabilize our skilled workforce. Sustained growth also requires accurate forecasting across several dimensions: the volume of business we pursue and accept, our product mix, production scheduling, and the management of inventory, equipment, and staffing levels. We continue to evaluate both organic expansion and acquisition opportunities to add capacity in regions where demand is strongest.

During 2026, the Company entered into two agreements with a single customer to manufacture and deliver workforce housing units in Texas. The Company expects to deliver substantially all remaining units under these agreements by the end of the first quarter of 2027, which will complete its deliveries under these agreements. The timing of deliveries is determined by customer delivery requests, and unapplied deposit balances are included in customer deposits.

Workforce housing is receiving significant attention across our market areas and given the number of projects currently underway or planned in those areas, we believe there is a meaningful opportunity for additional orders of this type. The Company's ability to fulfill these orders, and any future orders, on schedule depends on production capacity, the availability of trained labor, and raw material availability.

During the third quarter of 2026, the Company continued to incur elevated input costs attributable in part to tariffs on imported goods, including goods imported from China. Certain materials and components used in our homes, including electrical fixtures, hardware, appliances, and other finished products, are sourced directly from China or through domestic suppliers affected by these tariffs. Approximately 9.0% of the Company’s material costs, or $2.7 thousand per home produced, include raw materials purchased internationally, and tariffs on these materials increased the average material cost per home by an additional $0.7 thousand during the nine months ended September 30, 2026. To mitigate these effects, the Company implemented price increases averaging approximately 3.8% over the nine months and continues to pursue supplier diversification and increased domestic sourcing where practical.

We have acquired several properties in our market area for the purpose of developing manufactured housing communities and subdivisions. As of September 30, 2026, these properties include the following (in thousands):

Location	Description	Date of Acquisition	Land	Improvements	Total
Bastrop County, Texas	368 Acres	April 2018	$4,272	$35,122	$39,394
Bexar County, Texas	69 Acres	November 2018	874	210	1,084
Horseshoe Bay, Texas	38.5 Acres	Various 2018-2019	1,439	2,108	3,547
Johnson County, Texas	91.5 Acres	July 2019	449	-	449
Venus, Texas	50 Acres	August 2019	422	41	463
Wise County, Texas	81.5 Acres	September 2020	899	-	899
Bexar County, Texas	233 Acres	February 2021	1,550	329	1,879
Bonham, Texas	124.71 Acres	December 2024 & Sept 2025	1,826	-	1,826
Balch Springs, Texas (1)	7.47 Acres	December 2024 & July 2025	450	-	450
Austin, Texas (Travis County)	1.52 Acres	June 2025	2,077	60	2,137
			$14,258	$37,870	$52,128

(1)	Decrease in total land is due to a partial land sale.

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

The Company’s largest development, in Bastrop County, Texas, is expected to begin lot and home sales in 2027. At Horseshoe Bay, the Company has listed certain lots with a real estate broker and operates a model home on site to support direct and wholesale sales.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the financial statements and the accompanying notes appearing elsewhere in this Form 10-Q.

Comparison of Three Months ended September 30, 2026 and 2025 (in thousands)

	Three months ended
	September 30,
	2026	2025	$ change	% change
Net revenue:
Product sales	$55,176	$28,787	$26,389	91.7%
Consumer, MHP and dealer loans interest	11,333	10,892	441	4.0%
Other	3,196	799	2,397	300.0%
Total net revenue	69,705	40,478	29,227	72.2%
Operating expenses:
Cost of product sales	34,839	22,963	11,876	51.7%
Cost of other sales	1,831	580	1,251	215.7%
Selling, general and administrative expenses	7,470	6,209	1,261	20.3%
Provisions for loan loss	2,131	1,017	1,114	109.5%
Total operating expenses	46,271	30,769	15,502	50.4%
Income from operations	23,434	9,709	13,725	141.4%
Other income (expense)
Non‑operating interest income	413	285	128	44.9%
Miscellaneous, net	311	250	61	24.4%
Interest income (expense)	(17)	13	(30)	(230.8)%
Total other income	707	548	159	29.0%
Income before income tax expense	24,141	10,257	13,884	135.4%
Income tax expense	(4,012)	(1,612)	(2,400)	148.9%
Net income	$20,129	$8,645	$11,484	132.8%

Product sales primarily consist of direct sales, commercial sales, inventory finance sales, retail store sales and workforce housing sales. Product sales increased $26.4 million, or 91.7%, during the three months ended September 30, 2026 as compared to the same period in 2025. This increase was driven primarily by workforce housing sales, together with higher retail store and other product sales, partially offset by lower inventory finance, direct and commercial sales.

Net revenue attributable to our factory-built housing consisted of the following during the three months ended September 30, 2026 and 2025:

	Three months ended
	September 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net revenue:
Product Sales	$55,176	$28,787	$26,389	91.7%
Total units sold	635	420	215	51.2%
Net revenue per unit sold	$86.9	$68.5	$18.4	26.8%

For the three months ended September 30, 2026, our total product sales increased by 91.7% as compared to the same period in 2025. The increase reflected both an increase in unit volume of 51.2% (from 420 units in Q3 2025 to 635 units in Q3 2026) and an increase in net revenue per unit to $86.9 thousand from $68.5 thousand in Q3 2025, the latter driven by a shift in product mix, as workforce housing units are larger, higher-specification and more complex to build than our traditional homes. The most significant driver was workforce housing sales, which contributed $30.6 million of product sales in the quarter compared to $2.3 million in the prior-year period. Other product sales increased $1.8 million, or 96.2%, and retail store sales increased $1.1 million, or 17.7%. These increases were partially offset by inventory finance sales, which decreased $3.2 million, or 51.6%, direct sales, which decreased $0.9 million, or 42.1%, and commercial sales, which decreased $0.6 million, or 6.3%, each during the three months ended September 30, 2026 as compared to the same period in 2025.

The decrease in inventory finance sales reflects weaker dealer demand and fewer new dealers joining our inventory finance program. Retail store sales increased as our Heritage Housing stores discounted 2026 and earlier model-year inventory to make room for 2027 models, which began shipping to dealers in July 2026.

Consumer, MHP and dealer loans interest income increased $0.4 million, or 4.0%, during the three months ended September 30, 2026 as compared to the same period in 2025, with the increase driven primarily by consumer loan portfolio interest.

Other revenue primarily consists of consignment fees, commercial lease rents, land sales, portfolio service revenue, park rental income, storage fees, and other miscellaneous income, which increased $2.4 million, or 300.0%, during the three months ended September 30, 2026, as compared to the same period in 2025. This increase was primarily due to the gain on the sale of a mobile home park the Company had acquired as collateral in settlement of notes receivable.

The cost of product sales increased $11.9 million, or 51.7%, during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to the volume increase in units sold. Gross margin on product sales improved to 36.9% for the three months ended September 30, 2026, compared to 20.2% for the same period in 2025. The improvement reflected a shift in product mix, including workforce housing units, and price increases implemented during 2026. Gross margin for the third quarter of 2025 was also reduced by tariffs and higher raw material costs.

Inventories remained essentially stable, decreasing slightly by $0.2 million to $39.6 million as of September 30, 2026, driven primarily by a decrease in finished goods inventory offset by a slight increase in work in process inventory.

Selling, general and administrative expenses increased $1.3 million, or 20.3%, during the three months ended September 30, 2026 as compared to the same period in 2025. The increase was driven primarily by a $0.6 million increase in service and warranty costs, a $0.5 million increase in professional and consulting fees, a $0.1 million increase in Heritage Housing payroll, a $0.3 million increase in legal fees, and a combined $0.2 million increase in corporate general payroll and healthcare benefits expense, partially offset by a $0.2 million decrease in SG&A overhead allocation and $0.2 million decrease in advertising and shows expense.

Other income (expense) increased $0.2 million, or 30.7%, during the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to an increase of non-operating interest income of $0.1 million and a decrease of non-operating expense of $0.1 million.

During the second quarter of 2026, the Company began presenting provision for loan loss as a separate line item, previously included in selling, general and administrative expenses. Provision for loan loss was $2.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively.

Income tax expense increased $2.4 million during the three months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the three months ended September 30, 2026 was 16.6%, compared to 15.7% for the same period in 2025, and differs from the federal statutory rate of 21% primarily due to the Section 45L new energy efficient home credit and the discrete treatment of the discount on transferable tax credits.

Comparison of Nine Months ended September 30, 2026 and 2025 (in thousands)

	Nine months ended
	September 30,
	2026	2025	$ change	% change
Net revenue:
Product sales	$130,486	$91,464	$39,022	42.7%
Consumer, MHP and dealer loans interest	34,125	32,431	1,694	5.2%
Other revenue	5,809	2,415	3,394	140.5%
Total net revenue	170,420	126,310	44,110	34.9%
Operating expenses:
Cost of product sales	83,296	66,095	17,201	26.0%
Cost of other sales	3,064	1,724	1,340	77.7%
Selling, general and administrative expenses	18,828	17,804	1,024	5.8%
Provision for loan loss	2,951	2,569	382	14.9%
Total operating expenses	108,139	88,192	19,947	22.6%
Income from operations	62,281	38,118	24,163	63.4%
Other income (expense)
Non‑operating interest income	987	1,251	(264)	(21.1)%
Miscellaneous, net	406	1,414	(1,008)	(71.3)%
Interest expense	(63)	(22)	(41)	186.4%
Total other income	1,330	2,643	(1,313)	(49.7)%
Income before income tax expense	63,611	40,761	22,850	56.1%
Income tax expense	(9,073)	(7,145)	(1,928)	27.0%
Net income	$54,538	$33,616	$20,922	62.2%

Product sales increased $39.0 million, or 42.7%, during the nine months ended September 30, 2026 as compared to the same period in 2025. This increase was driven primarily by workforce housing sales and by higher commercial and retail store sales, partially offset by lower inventory finance sales

Net revenue attributable to our factory-built housing consisted of the following during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	($ in thousands)
	2026	2025	$ Change	% Change
Net revenue:
Product Sales	$130,486	$91,464	$39,022	42.7%
Total units sold	1,665	1,334	331	24.8%
Net revenue per unit sold	$78.4	$68.6	$9.8	14.3%

For the nine months ended September 30, 2026, product sales increased $39.0 million, or 42.7%, reflecting a 24.8% increase in units sold and a 14.3% increase in net revenue per unit, the latter driven by a shift in mix toward higher-value units, including units delivered under the workforce housing orders. Workforce housing sales were $57.9 million for the nine months, compared to $3.5 million in the prior-year period. Commercial sales increased $0.9 million, or 3.3%, retail store sales increased $3.2 million, or 19.5%, and other product sales increased $2.9 million, or 49.2%. These increases were partially offset by inventory finance sales, which decreased $20.9 million, or 67.5%, and direct sales, which decreased $1.5 million, or 25.4%, each during the nine months ended September 30, 2026 as compared to the same period in 2025.

Consumer, MHP and dealer loans interest income increased $1.7 million, or 5.2%, during the nine months ended September 30, 2026 as compared to the same period in 2025, with the increase driven primarily by consumer loan portfolio interest, while MHP and dealer interest were essentially flat.

Other revenue increased $3.4 million, or 140.5%, during the nine months ended September 30, 2026 as compared to the same period in 2025. This increase was primarily due to the gain on the sale of a mobile home park the Company had acquired as collateral in settlement of notes receivable, as well as an additional $1.0 million land sale during the period.

The cost of product sales increased $17.2 million, or 26.0%, during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily as a result of the increase in units sold. The cost of other sales were $3.1 million and $1.7 million during the nine months ended September 30, 2026 and 2025, respectively.

Inventories, net decreased $0.2 million to $39.6 million as of September 30, 2026, driven primarily by a decrease in finished goods inventory due to the shipment of finished goods.

Selling, general and administrative expenses increased $1.0 million, or 5.8%, during the nine months ended September 30, 2026 as compared to the same period in 2025. Increases in Heritage Housing payroll $0.7 million, professional and consulting fees $1.0 million, service and warranty costs $0.4 million, and depreciation and amortization $0.1 million were substantially offset by decreases in payroll-related healthcare costs $0.2 million, corporate and general payroll $0.4 million, payroll incentive compensation $0.6 million.

Other income (expense) decreased $1.3 million, or 49.7%, during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to lower miscellaneous and lower non-operating interest income.

Provision for loan loss were $3.0 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Income tax expense increased $1.9 million during the nine months ended September 30, 2026 as compared to the same period in 2025. The effective tax rate for the nine months ended September 30, 2026 was 14.3%, compared to 17.5% for the same period in 2025, and differs from the federal statutory rate of 21% primarily due to the discrete activity related to the release of uncertain tax benefits, Section 45L new energy efficient home credit, and the discrete treatment of the discount on transferable tax credits. The Section 45L new energy efficient home credit does not apply to homes sold after June 30, 2026, which is expected to increase the Company's effective tax rate in future periods.

Liquidity and Capital Resources

Liquidity

We believe that cash flow from operations and cash at September 30, 2026, and availability on our lines of credit will be sufficient to fund our operations and provide for growth for the next 12 to 18 months and into the foreseeable future. See Lines of Credit, below, for additional information.

Cash

We maintain cash balances in bank accounts that may, at times, exceed federally insured limits. We have not incurred any losses from such accounts, and management considers the risk of loss to be minimal. As of September 30, 2026, we had approximately $36.1 million in cash, compared to $8.5 million as of December 31, 2025. We consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flow Activities

	Nine Months Ended
	September 30,
	(in thousands)
	2026	2025

Net cash provided by operating activities	$35,337	$18,236
Net cash used in investing activities	$(11,320)	$657
Net cash used in financing activities	$(1,656)	$(6,491)
Net change in cash	$22,361	$12,402
Cash at beginning of period	$8,478	$1,149
Cash at end of period	$30,839	$13,551

Comparison of Cash Flow Activities from September 30, 2025 to September 30, 2026

Net cash provided by operating activities was $35.3 million during the nine months ended September 30, 2026, compared to net cash of $18.2 million provided by operating activities during the nine months ended September 30, 2025, an increase of approximately $17.1 million. This change was primarily a result of cash provided from net income of $54.5 million as well as increases in non-cash adjustments of $4.5 million. Non-cash adjustments included increases to operating cash from depreciation and amortization expense, the provision for accounts and notes receivable, the write-off of the investment in Corpus AmeriCasa, amortization of operating lease right of use assets, and deferred income taxes, offset by decreases to operating cash from amortization of deferred revenue, gains on the sale of property, the provision for inventories, and share based compensation expense. Changes in operating assets and liabilities reduced net cash provided by operations by $23.7 million, primarily as a result of increases in accounts receivable, interest receivable net, the consumer loan portfolio, the notes receivable MHP portfolio, prepaid expenses, and other assets, along with decreases in accounts payable and accrued liabilities, and the dealer incentive liability. This decrease in cash provided by operations was partially offset by an increase in customer deposits, a decrease in the dealer inventory loan portfolio, a decrease in income tax refund receivable, an increase in customer escrow liability, an increase in product refund liability, and a slight decrease in inventories. The increase in accounts receivable primarily reflects invoices to our workforce housing customer, which pays within 35 days of invoice.

Net cash used in investing activities was $11.3 million for the nine months ended September 30, 2026 compared to $0.7 million net cash provided by investing activities for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 was primarily attributable to $10.2 million used in development of property and purchases of machinery and equipment, purchase of short-term certified deposits of $5.3 million, as well as $1.1 million related to the issuance and modification of notes receivable. This was offset by increases to net cash from investing activities of $1.3 million from the sale of property, $3.7 million from notes receivable collections, and $0.2 million from purchased loan collections.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2026 compared to $6.5 million net cash used in financing activities for the nine months ended September 30, 2025. Net cash used in financing activities for the nine months ended September 30, 2026 was primarily attributable to $0.7 million of stock repurchases and net payments of $1.0 million on lines of credit.

On February 6, 2026, our Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to $10.0 million of its outstanding common stock, par value $0.001 per share, from time to time through February 28, 2029. Repurchases may be made in the open market or through privately negotiated transactions, with the timing, manner, price and volume of any repurchases determined by the Chief Executive Officer, in their sole discretion, based on market conditions, the Company's cash reserves and cash flow, and the relative attractiveness of alternative uses of capital for operations, growth and share repurchases. Open market repurchases under the program are intended to be made in compliance with the non-exclusive safe harbor conditions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares repurchased under the program will be held as treasury shares. The program does not obligate the Company to acquire any particular amount of common stock, has no expiration date prior to February 28, 2029, and may be suspended, modified or discontinued at any time without prior notice. The Company has determined that repurchases under the program are permitted under the terms of its existing bank credit facilities and other indebtedness. During the nine months ended September 30, 2026, the Company repurchased 30,740 shares of common stock for $0.7 million under this program. The Company made no repurchases in the three months ended September 30, 2026. As of September 30, 2026, the Company had a remaining authorization of approximately $9.3 million under this program.

Lines of Credit

On July 28, 2023, the Company entered into a Credit Agreement (the “Revolver”), by and among the Company as borrower, the financial institutions from time to time party thereto, as lenders, and Prosperity Bank as administrative agent. The Revolver provides for a four-year senior secured revolving credit facility with an initial commitment of $50 million and an additional $25 million commitment under an accordion feature. The Revolver is secured by the Company’s consumer loans receivables and all escrow accounts associated with the consumer loans receivables. At the Company's option, borrowings will bear interest at a per annum rate equal to (i) Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver or (ii) a base rate plus an applicable margin of 2.5% or 2.75% based upon the Company's average quarterly borrowings under the Revolver. The Company paid certain arrangement fees and other fees in connection with the Revolver of approximately $271, which were capitalized as unamortized debt issuance costs and included in Prepaid Expenses and Other Current Assets in the accompanying balance sheets and are amortized to interest expense over the life of the Revolver. The Revolver matures July 28, 2027. The Company intends to renew the Revolver before maturity and, given its strong positive operating cash flow, significant cash and equivalents, and absence of outstanding borrowings, does not currently expect to seek an increase in commitment.

For the three months ended September 30, 2026 and 2025, interest expense under the Revolver was $0 and $2 thousand, respectively. The outstanding balance of the Revolver as of September 30, 2026 and December 31, 2025 was $0 and $0, respectively. The interest rate in effect as of September 30, 2026 and December 31, 2025 for the Revolver was 6.13% and 6.69%, respectively. The amount of available credit under the Revolver was $50 million and $50 million as of September 30, 2026 and December 31, 2025, respectively. The Revolver requires the Company to comply with certain financial and non-financial covenants. As of September 30, 2026, the Company was in compliance with all financial covenants, including that it maintain a maximum leverage ratio of no more than 1.00 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.75 to 1.00.

Contractual Obligations

The following table is a summary of contractual cash obligations as of September 30, 2026:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	2026	2027 - 2028	2029 - 2030	After 2030
Lines of credit	$—	—	—	—	—
Operating lease obligations	$1,087	129	669	195	94

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, results of operations, liquidity or capital expenditures. However, we do have repurchase agreements with financial institutions providing inventory financing for independent retailers of our products. Under these agreements, we have agreed to repurchase homes at declining prices over the term of the agreement. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $0 and $0.8 million as of September 30, 2026 and December 31, 2025, respectively, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expenses as a consequence of these repurchase agreements. We consider our obligations on current contracts to be immaterial and accordingly we have not recorded any reserve for repurchase commitment as of September 30, 2026.

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

Allowance for Loan Losses on Consumer, MHP, Dealer, and Other Notes Receivable

The allowance for loan losses on our consumer loan, manufactured housing community (MHP) note, dealer financed receivable, and other note receivable portfolios reflects management's estimate of losses inherent in those portfolios as of the balance sheet date. The allowance is composed of two components: a general reserve, calculated using the trailing three-year historical loss rate adjusted for an estimated loss discovery period and qualitative factors (including delinquency trends, borrower financial condition, collateral values and liquidity, and macroeconomic conditions); and specific reserves on individually identified impaired loans. The consumer loan portfolio is the largest and most judgment-intensive of these portfolios, with a balance of approximately $205.1 million as of September 30, 2026 compared to $202.2 million as of June 30, 2026, $199.3 million as of March 31, 2026 and $198.8 million as of December 31, 2025.

The total allowance for loan loss was $6.6 million as of September 30, 2026 compared to $5.8 million as of June 30, 2026, $6.7 million as of March 31, 2026, and $5.8 million as of December 31, 2025. Changes in delinquency, borrower condition, collateral values, or the qualitative factors described above could result in changes to the allowance that would be recognized in earnings in the period of change. We did not change our allowance methodology during the period.

During the third quarter of 2026, the Company modified a note receivable from a mobile home park borrower. In connection with the modification, the borrower made a $2.0 million principal payment, reducing the outstanding balance to $46.6 million, which represents approximately 23% of MHP Notes. The modification also extended maturity to April 2031, abated interest from July 3, 2026 through October 3, 2026, and added a mobile home community as additional collateral. The Company did not recognize interest income on this note during the abatement period, during which the borrower may prepay the note without penalty. Based on the estimated value of the collateral and the borrower’s payment status, the Company determined that no allowance was required at September 30, 2026.

Within our dealer financed receivables, $2.5 million relates to homes that have been on dealers’ lots for more than three years. We are working with dealers to sell older inventory through pricing and lending incentives and, where appropriate, repossessing homes for resale through our Heritage Housing stores or other dealers.

Refund Liability for Workforce Housing Repurchase Options

Under agreements with a workforce housing customer, the Company has agreed to grant the customer options to require the Company to repurchase delivered units between the fourth and sixth anniversaries of delivery, at 33% or 25% of the original unit price. The Company accounts for the options as a right of return and records a refund liability for expected exercises, with an offsetting asset for its right to recover the units. Estimating the liability requires significant judgment, principally the probability of exercise in each window; the expected fair value of the units at the exercise dates; and the discount rate. At September 30, 2026, the refund liability and the related asset were each $2.2 million. Because the expected value of returned units exceeds the repurchase prices, changes in the exercise probabilities would change the amounts recorded and the related reductions of product sales and cost of product sales, but would not be expected to affect net income unless the fair value of the units declined substantially. If the options were exercised for all units covered by the agreements in the first exercise window, the Company's maximum repurchase obligation would be approximately $22.8 million, before the resale value of the repurchased units.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – Nature of Operations, Recent Accounting Pronouncements to our September 30, 2026 Financial Statements, included in Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting.

In light of the conclusion that our disclosure controls and procedures were not effective as of September 30, 2026, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this quarterly report. Accordingly, the Company believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this quarterly report.

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

The material weaknesses in financial reporting as of September 30, 2026 are summarized as follows:

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

Remediation Efforts

Management, with oversight from the Audit Committee, is executing a plan to remediate the material weaknesses described above. During 2026, we have undertaken the following efforts to begin addressing the material weaknesses:

Qualified accounting personnel. We have substantially expanded our accounting and finance organization. Since December 31, 2025, we have added substantial accounting and finance resources, including staff accountants and financial analysts, and in September 2026 we hired a SOX Compliance Director, a certified public accountant with experience in SOX 404 compliance and system implementations, who reports directly to our Chief Financial Officer. We also appointed a SOX Compliance Manager from within the accounting team. We have implemented a training program for accounting and finance personnel that covers internal control requirements and the evidence our auditors expect.

Control activities and monitoring. We have inventoried the control deficiencies underlying this material weakness and are tracking remediation of each deficiency, including the redesign and documentation of key controls over financial close and reporting, revenue, loans receivable, inventory, and property, plant and equipment. We have strengthened documentation and evidence of review for significant accounting judgments, including written accounting position memoranda for significant transactions, and have adopted written policies in areas such as outside counsel billing and non-employee director compensation.

Information technology general controls. On September 1, 2026, we completed the migration of our enterprise resource planning system from Microsoft Dynamics GP to Microsoft Dynamics 365 Business Central. In connection with the implementation, we are designing and documenting information technology general controls over user access, change management, and system operations for the new system and the other systems relevant to financial reporting.

The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We are committed to completing the remediation as promptly as practicable, but we cannot provide assurance as to when the remediation will be complete or that the measures we are taking will be sufficient to remediate the material weaknesses or prevent future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation efforts described above are ongoing, and the related controls have not yet been tested or determined to be operating effectively.

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

During the third quarter, both parties began the discovery phase of the proceeding. Both parties have served written discovery requests on each other, and the parties are preparing to take depositions and have issued, or expect to issue, subpoenas to third-party witnesses.

The Company believes its claims are meritorious and intends to pursue them. The litigation is in its early stages, and the Company is unable at this time to predict the outcome or to reasonably estimate the amount or range of any potential loss or recovery. An adverse outcome in the litigation, or further developments concerning the underlying facts, could result in an adjustment to the amounts recorded in connection with the acquisition, in a future period. For additional information, see Note 13 — Commitments and Contingencies, and Note 16 — Related Party Transactions.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no officers or directors adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

LEGACY HOUSING CORPORATION

Date: November 4, 2026	By:	/s/ KENNETH E. SHIPLEY
Kenneth E. Shipley
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ JON A. LANGBERT
Jon A. Langbert
Chief Financial Officer (Principal Financial and Accounting Officer)